Form 10-Q
period 1996-09-30
TRITEAL CORP
filed 1996-11-12
CIK 1000925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




(Mark One)


/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR


/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________TO___________.


                        COMMISSION FILE NUMBER 0-28660




                               TRITEAL CORPORATION
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              33-0548924
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                            2011 PALOMAR AIRPORT ROAD
                             CARLSBAD, CA 92008-1431
                    (Address of principal executive offices)
                                 (619) 930-2077
                (Registrant's phone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
                                    YES   / /     NO   /X/


As of November 7, 1996 there were 9,181,573 shares of $.001 par value common stock outstanding.

                              TRITEAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets................................. 3
            Consolidated Statements of Operations....................... 4
            Consolidated Statements of Cash Flows....................... 5
            Notes to Consolidated Financial Statements.................. 6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations............ 8


PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders ........13
Item 6.     Exhibits and Reports on Form 8-K............................14
SIGNATURES..............................................................15

PART I               FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS


                               TRITEAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                 September 30,        March 31,
                                                                     1996               1996
                                                                 -------------       -----------
                                                                  (Unaudited)          (Note)
Current assets:
  Cash and cash equivalents ..............................       $ 15,272,751        $   301,251
  Short-term investments .................................          9,531,226                 --
  Accounts receivable, net ...............................          2,265,175          4,872,054
  Prepaid expenses and other current assets ..............            861,063            378,485
                                                                 ------------        -----------
     Total current assets ................................         27,930,215          5,551,790
Property and equipment, net ..............................          1,122,100          1,024,040
Other assets, net ........................................            134,062             60,140
                                                                 ------------        -----------
      Total assets .......................................       $ 29,186,377        $ 6,635,970
                                                                 ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

    Line of credit .......................................       $         --        $   113,542
    Accounts payable .....................................            310,103            784,575
    Accrued liabilities ..................................          3,943,131          3,181,761
    Deferred revenues ....................................            888,610            922,732
    Current portion of long-term debt ....................             11,926            121,388
                                                                 ------------        -----------
      Total current liabilities ..........................          5,153,770          5,123,998
Long-term debt ...........................................             17,865            242,776
Stockholders' equity:
    Convertible Preferred Stock, $.001 par value
     Authorized shares -- 5,000,000
     Issued and outstanding -- no shares and
     1,527,247 shares, respectively ......................                 --              1,527
   Common Stock, $.001 par value
    Authorized shares -- 30,000,000
    Issued and outstanding -- 9,179,013 shares and
    4,186,902 shares, respectively .......................              9,179              4,187
   Additional paid-in capital ............................         30,196,584          5,869,825
   Preferred stock subscriptions .........................                 --            363,129
   Notes receivable from stockholders ....................           (167,250)          (167,250)
   Deferred compensation .................................           (126,100)          (151,900)
   Accumulated deficit ...................................         (5,897,671)        (4,650,322)
                                                                 ------------        -----------
     Total stockholders' equity ..........................         24,014,742          1,269,196
                                                                 ------------        -----------
     Total liabilities and stockholders' equity ..........       $ 29,186,377        $ 6,635,970
                                                                 ============        ===========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                               TRITEAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended                    Six Months Ended
                                                     September 30,                         September 30,
                                            ------------------------------        ------------------------------
                                                1996              1995               1996                1995
                                            -----------        -----------        -----------        -----------
Revenues:
 License fees .......................       $ 3,066,468        $   838,203        $ 5,403,360        $ 1,628,136
 Maintenance and services ...........           539,229            420,215          1,002,895            948,421
                                            -----------        -----------        -----------        -----------
    Total revenues ..................         3,605,697          1,258,418          6,406,255          2,576,557
Cost of revenues:
 Cost of license fees ...............           519,825            314,570          1,040,063            585,196
 Cost of maintenance and services ...           158,927            101,021            266,391            242,990
                                            -----------        -----------        -----------        -----------
    Total cost of revenues ..........           678,752            415,591          1,306,454            828,186
                                            -----------        -----------        -----------        -----------
    Gross profit ....................         2,926,945            842,827          5,099,801          1,748,371
Operating expenses:
 Research and development ...........           552,045            406,070          1,035,335            694,947
 Selling, general and administrative          2,792,826          2,011,340          5,466,532          3,543,810
                                            -----------        -----------        -----------        -----------
    Total operating expenses ........         3,344,871          2,417,410          6,501,867          4,238,757
                                            -----------        -----------        -----------        -----------
Operating loss ......................          (417,926)        (1,574,583)        (1,402,066)        (2,490,386)
Interest income (expense), net ......           164,567            (11,271)           154,717            (13,035)
                                            -----------        -----------        -----------        -----------

Loss before income tax benefit .....           (253,359)        (1,585,854)        (1,247,349)        (2,503,421)

Income tax benefit .................                 --             31,000                 --             49,000
                                            -----------        -----------        -----------        -----------

Net loss ............................       $  (253,359)       $(1,554,854)       $(1,247,349)       $(2,454,421)
                                            ===========        ===========        ===========        ===========


Net loss per share ..................       $      (.03)       $      (.23)       $      (.17)       $      (.37)
                                            ===========        ===========        ===========        ===========

Shares used in computing net loss per
   share ............................         7,987,335          6,712,321          7,354,098          6,712,321
                                            ===========        ===========        ===========        ===========


                             See accompanying notes.

                               TRITEAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Six Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                         1996               1995
                                                                                    -------------       ------------
   Cash flows from operating activities:
Net loss ....................................................................       $ (1,247,349)       $(2,454,421)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization .............................................            234,952            129,482
  Amortization of deferred compensation .....................................             25,800                 --
  Issuance of common stock for services .....................................                 --              6,250
  Changes in operating assets and liabilities:
                   Accounts receivable ......................................          2,606,879           (338,059)
                   Prepaid expenses and other current assets ................           (482,578)          (220,987)
                   Accounts payable .........................................           (474,472)           286,342
                   Accrued liabilities ......................................            761,370            221,063
                   Deferred revenue .........................................            (34,122)           (17,465)
                                                                                    ------------        -----------
Net cash provided by (used in) operating activities .........................          1,390,480         (2,387,795)
Cash flows from investing activities:
   Short-term investments ...................................................         (9,531,226)                --
   Purchase of property and equipment .......................................           (333,012)          (597,924)
   Other assets .............................................................            (73,922)           (66,151)
                                                                                    ------------        -----------
Net cash used in investing activities .......................................         (9,938,160)          (664,075)
Cash flows from financing activities:
   Net proceeds from (repayments on) line of credit .........................           (113,542)           113,542
   Proceeds from long-term debt .............................................                 --            251,271
   Repayments of long-term debt .............................................           (334,373)           (14,868)
   Net proceeds from issuance of common stock ...............................         20,400,931                 --
   Net proceeds from issuance of preferred stock ............................          3,566,164          2,102,526
                                                                                    ------------        -----------
Net cash provided by financing activities ...................................         23,519,180          2,452,471
                                                                                    ------------        -----------
Increase (decrease) in cash and cash equivalents ............................         14,971,500           (599,399)
Cash and cash equivalents at beginning of period ............................            301,251          1,224,636
                                                                                    ------------        -----------
Cash and cash equivalents at end of period ..................................       $ 15,272,751        $   625,237
                                                                                    ============        ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:

  Interest ..................................................................       $     27,302        $    15,278
                                                                                    ============        ===========

  Taxes .....................................................................       $         --        $        --
                                                                                    ============        ===========

Supplemental disclosure of noncash financing activities:
  Issuance of common stock for notes receivable .............................       $         --        $   167,250
                                                                                    ============        ===========




                             See accompanying notes.

                               TRITEAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

  TriTeal Corporation (the "Company") develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client-server applications throughout an enterprise organization. Customers consist primarily of large multinational corporations.

  The Consolidated Financial Statements of the Company included in the Company's Registration Statement on Form SB-2 (No. 333-5052-LA), including the related Prospectus dated August 6, 1996 (the "Registration Statement"), contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

  The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The interim financial information herein are not necessarily indicative of results for any future interim periods or for the full fiscal year ending March 31, 1997.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1996, the American Institute of Certified Public Accountants issued an Exposure Draft of a proposed Statement of Position (SOP), "Software Revenue Recognition," that would supercede SOP 91-1 and would be effective for the Company's fiscal 1998 financial statements. If adopted, the Exposure Draft is not expected to have a significant impact on the financial position or the results of operations of the Company.


NOTE 3 - STOCKHOLDERS' EQUITY

  On August 6, 1996, the Company completed its initial public offering of 2,500,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $17.6 million. As of the closing date of the offering, all of the Preferred Stock outstanding was converted, on a one-for-one basis, into an aggregate of 2,093,411 shares of Common Stock.

  On August 29, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 375,000 shares of Common Stock. Net proceeds to the Company aggregated approximately $2.8 million.

                               TRITEAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - COMPUTATION OF NET LOSS PER SHARE

  Net loss per share is computed using the weighted average number of common shares and common stock equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares and common equivalent shares issued during the twelve months prior to the initial filing of the Registration Statement with the Securities and Exchange Commission have been included in the calculation as outstanding for all periods prior to the Company's initial public offering (using the treasury stock method). The calculation also gives effect to the conversion of all convertible preferred shares (using the if-converted method), which automatically converted into common shares upon completion of the Company's initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Risk Factors" in the Registration Statement and elsewhere in the related Prospectus. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Registration Statement.

OVERVIEW

  TriTeal develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise organization. The Company was founded in January 1993, commenced operations in April 1993 and released its first product in May 1993. In August 1995, the Company introduced its current flagship product, TED 4.0. The Company's current suite of products is based on certain technologies licensed from Hewlett-Packard, Spyglass, Inc., SPYRUS and other technology vendors. The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products, and (ii) maintenance agreements and software development contract revenues. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance agreements are recognized over the term of each contract, which generally is one year. Software development contract revenues are recognized using the percentage-of-completion method.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

  TriTeal's revenues are derived principally from license fees, maintenance agreements and software development contracts. The Company's total revenues increased to $3.6 million for the three months ended September 30, 1996 from $1.3 million for the three months ended September 30, 1995. License fees increased to $3.1 million for the three months ended September 30, 1996 from $838,000 for the three months ended September 30, 1995. During the three months ended September 30, 1996 and 1995, license fees aggregated 85% and 67% of total revenues, respectively. This increase in license fees was due primarily to increased market acceptance of the Company's existing products, introduction of enhanced and new products and expansion of the Company's direct sales force. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $539,000 for the three months ended September 30, 1996 from $420,000 for the three months ended September 30, 1995. Maintenance, which consists primarily of technical support, increased to $427,000 for the three months ended September 30, 1996 from $182,000 for the three months ended September 30, 1995. The increase in maintenance revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future; however, it may enter into such contracts in special situations where the technology may allow the Company to introduce new products, penetrate new markets or establish strategic relationships.

Cost of Revenues

  The Company's total cost of revenues increased to $679,000 for the three months ended September 30, 1996 from $416,000 for the three months ended September 30, 1995. As a percentage of revenues, gross profit increased to 81% for the three months ended September 30, 1996 from 67% for the three months ended September 30, 1995. The increase in gross margin was primarily a result of the shift in revenue mix to software license revenues, which typically have higher gross margins, as well as lower average third-party royalty rates. There can be no assurance that gross margins will remain at this level in the future. The cost of license fees, which consists primarily of third-party royalties for licensed technology and media and documentation, increased to $520,000 for the three months ended September 30, 1996 from $315,000 for the three months ended September 30, 1995. The increase in the cost of license fees was due principally to a higher volume of sales of licenses. The cost of maintenance and services, which consists primarily of labor and services, increased to $159,000 for the three months ended September 30, 1996 from $101,000 for the three months ended September 30, 1995. The increase in the cost of maintenance and services was due primarily to the increase in the number of customer support and development personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities, offset in part by the decrease in revenue from software development contracts.

Research and Development

  Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist principally of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. In accordance with Statement of Financial Accounting Standards No. 86, development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, no costs have been capitalized. Research and development expenses increased to $552,000 for the three months ended September 30, 1996 from $406,000 for the three months ended September 30, 1995. The increase in research and development expenses was attributable to the development of the Company's research and development organization and reflects the increased costs associated with both additional headcount as well as expanded research and development efforts. The Company believes that a significant level of investment for product development is required to remain competitive and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to increase in absolute dollars.

Selling, General and Administrative

   Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional expenses and occupancy costs. Selling, general and administrative expenses increased to $2.8 million for the three months ended September 30, 1996 from $2.0 million for the three months ended September 30, 1995. The increase in selling, general and administrative expenses was due primarily to the hiring of additional sales and marketing personnel, sales commissions and bonuses associated with increased sales volume, additional promotional activities and increased administrative personnel and occupancy costs. The Company believes that selling, general and administrative expenses will increase in absolute dollar amounts as the Company expands its sales and administrative staff, adds infrastructure and incurs additional costs related to being a public company.

Interest Income (Expense), Net

  Interest income (expense), net, represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part by interest expense on the Company's borrowings, principally its equipment loan. Interest income was $165,000 for the three months ended September 30, 1996, compared to interest expense of $11,000 for the three months ended September 30, 1995. This increase is attributed to earnings on the proceeds from the Company's initial public offering.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

  The Company's total revenues increased to $6.4 million for the six months ended September 30, 1996 from $2.6 million for the six months ended September 30, 1995. License fees increased to $5.4 million for the six months ended September 30, 1996 from $1.6 million for the six months ended September 30, 1995. During the six months ended September 30, 1996 and 1995, license fees aggregated 84% and 63% of total revenues, respectively. This increase in license fees was due primarily to increased market acceptance of the Company's existing products, introduction of enhanced and new products and expansion of the Company's direct sales force. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $1.0 million for the six months ended September 30, 1996 from $948,000 for the six months ended September 30, 1995. Maintenance, which consists primarily of technical support, increased to $765,000 for the six months ended September 30, 1996 from $304,000 for the six months ended September 30, 1995. The increase in maintenance revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers.

Cost of Revenues

  The Company's total cost of revenues increased to $1.3 million for the six months ended September 30, 1996 from $828,000 for the six months ended September 30, 1995. As a percentage of revenues, gross profit increased to 80% for the six months ended September 30, 1996 from 68% for the six months ended September 30, 1995. The increase in gross margin was a result of the shift in revenue mix to software license revenues, which typically have higher gross margins, as well as lower average third-party royalty rates. The cost of license fees increased to $1.0 million for the six months ended September 30, 1996 from $585,000 for the six months ended September 30, 1995. The increase in the cost of license fees was due principally to a higher volume of sales of licenses. The cost of maintenance and services increased to $266,000 for the six months ended September 30, 1996 from $243,000 for the six months ended September 30, 1995. The increase in the cost of maintenance and services was due primarily to the increase in the number of customer support and development personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities, offset in part by the decrease in revenue from software development contracts.

Research and Development

  Research and development expenses increased to $1.0 million for the six months ended September 30, 1996 from $695,000 for the six months ended September 30, 1995. The increase in research and development expenses was attributable to the development of the Company's research and development organization and reflects the increased costs associated with both additional headcount as well as expanded research and development efforts.

Selling, General and Administrative

 Selling, general and administrative expenses increased to $5.5 million for the six months ended September 30, 1996 from $3.5 million for the six months ended September 30, 1995. The increase in selling, general and administrative expenses was due primarily to the hiring of additional sales and marketing personnel, sales commissions and bonuses associated with increased sales volume, additional promotional activities and increased administrative personnel and occupancy costs.

Interest Income (Expense), Net

  Interest income (expense), net, represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part by interest expense on the Company's borrowings, principally its equipment loan. Interest income was $155,000 for the six months ended September 30, 1996, compared to interest expense of $13,000 for the six months ended September 30, 1995. This increase is attributed to earnings on the proceeds from the Company's initial public offering.

FACTORS AFFECTING OPERATING RESULTS

  The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues and operating results have generally been higher in the fourth fiscal quarter than in any preceding quarter of each fiscal year and lower in the first fiscal quarter, due largely, the Company believes, to the effect of the Company's incentive sales compensation plans. There can be no assurance, however, that such patterns of operating results will be repeated in the future. In addition, the Company's sales are made predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month. Moreover, the Company's sales generally reflect a relatively high average of revenues per order. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter, or the loss of individual orders, could cause quarterly revenues to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Factors that may contribute to such fluctuations, in addition to incentive compensation plans, include seasonal factors, such as the fiscal year ends of the government and other customers and reduction in the European business during summer months; the number of new orders and product shipments; the size and timing of individual orders; the timing of introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the Company's market; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; product quality problems; customer order deferrals in anticipation of new products; changes in customer budgets; changes in operating expenses; changes in Company strategy; personnel changes; changes in foreign currency exchange rates; changes in mix of products sold; and changes in general economic conditions.

  The Company's software products generally are shipped as orders are received, and revenues are recognized upon shipment of the products, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. The Company typically enters each fiscal quarter with a low backlog and, as a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses substantially in excess of anticipated amounts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. As a result of the foregoing factors, among others, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock in the public market. Due to allof the foregoing factors, among others, it is likely that, from time to time in the future, the Company's results of operations would be below the expectations of public market analysts and investors.

  The Company's business is subject to a number of other significant risks including, but not limited to, its limited operating history and history of operating losses (including an accumulated deficit of $5.9 million at September 30, 1996); its dependence on certain strategic relationships and third-party technology licenses; the concentration of the Company's customers among enterprises supporting UNIX operating systems; its dependence on the growth of the desktop and client/server market and the continuation of heterogeneous operating environments; the relatively small number of customers that have historically accounted for a significant percentage of the Company's revenues; the Company's dependence on indirect channel partners; the concentration of its product line on the TED family of products and services; the risks associated with rapidly changing technology and evolving standards, international operations and sales to departments and agencies of the U.S. Government; substantial competition in the Company's markets (including competitors and potential competitors with significantly greater resources than the Company); the Company's dependence on proprietary technology and other risks common to emerging growth, high technology software companies as well as other factors discussed herein.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996, the Company had $24.8 million in cash and investments, representing 85% of total assets. Cash and investments are due primarily to the Company's initial public offering and the underwriters' exercise of the overallotment option, which generated net proceeds totaling approximately $20.4 million.

  As of September 30, 1996, the Company's principal commitments consisted of obligations under operating leases. There were no material commitments for capital expenditures.

  The Company's operations to date have required substantial amounts of capital. The Company expects to spend substantial funds to support the growth of its products, to add enhancements and additional applications to its products and to expand internationally. The Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the commercial acceptance of its products, the resources the Company devotes to advanced technologies and the demand for its products. The Company believes that the its existing cash and investments, together with its available credit facilities, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. The estimate of the period for which the Company expects its available cash balances and credit facilities to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and under the caption "Risk Factors" in the Registration Statement.

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on July 26, 1996 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the Company's Board of Directors and approved the proposals as more fully described below.

         As of July 12, 1996, the record date for the Annual Meeting, 4,148,902 shares out of a total of 4,189,568 issued and outstanding shares of Common Stock were represented in person or by proxy at the meeting, and 1,991,126 shares out of 2,093,411 issued and outstanding shares of Preferred Stock were represented in person or by proxy at the meeting, for a total of 6,140,028 shares out of 6,282,979 issued and outstanding shares of Common and Preferred Stock.

         The proposals considered at the Annual Meeting were voted on as follows:

1.       Election of Directors
         ---------------------
         Proposal to elect four directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

         Nominees               Votes For      Votes Withheld
         --------               ---------      --------------
         Jeffrey D. Witous      6,140,028          None
         Arthur S. Budman       6,140,028          None
         Terry A. Straeter      6,140,028          None
         Gary A. Wetsel         6,140,028          None

2.       Approval of Reincorporation in Delaware
         ---------------------------------------
         Proposal to approve the Company's reincorporation in the State of Delaware was approved by a vote of 6,097,878 shares in favor, 7,150 shares against, and 37,666 shares abstaining.

3.       Amendment and Restatement of the Company's Certificate of Incorporation
         -----------------------------------------------------------------------
         Proposal to approve the Company's Amended and Restated Certificate of Incorporation was approved by a vote of 6,069,858 shares in favor, 28,020 shares against, and 42,150 shares abstaining.

4.       Amendment of the Company's 1995 Stock Option Plan
         -------------------------------------------------
         Proposal to approve the amendment to the Company's 1995 Stock Option Plan ("the Plan"), which increases the number of authorized shares of Common Stock reserved for issuance under the Plan from 600,000 to 1,350,000, was approved by a vote of 6,025,743 shares in favor, 114,285 shares against, and no shares abstaining.

5.       Adoption of the Company's 1996 Employee Stock Purchase Plan
         -----------------------------------------------------------
         Proposal to approve the adoption of the Company's 1996 Employee Stock Purchase Plan was approved by a vote of 6,140,028 shares in favor, no shares against, and no shares abstaining.

6.       Form of Indemnity Agreement
         ---------------------------
         Proposal to approve the form of Indemnity Agreement and to authorize the Company to enter into individual Indemnity Agreements with its directors and officers was approved by a vote of 5,889,593 shares in favor, 167,935 shares against, and 82,500 shares abstaining.

7.         Appointment of Independent Auditors
           -----------------------------------
           Proposal to ratify the appointment of Ernst & Young LLP as auditors for the fiscal year ending March 31, 1997 was approved by a vote of 6,105,028 shares in favor, no shares against, and 35,000 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)    EXHIBITS:

       1.1      Underwriting Agreement

       3.1      Registrant's Amended and Restated Certificate of Incorporation

      11.1      Statement Regarding Calculation of Net Loss Per Share

      27.1      Financial Data Schedule


B)    REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRITEAL CORPORATION



Date: November  12, 1996          /s/ Jeffrey D. Witous
      ------------------          -------------------------------
                                  Jeffrey D. Witous
                                  President, Chief Executive Officer and
                                  Chairman of the Board


Date: November  12 , 1996         /s/ Arthur S. Budman
      -------------------         ------------------------------
                                  Arthur S. Budman
                                  Chief Financial Officer and Director
                                  (Principal financial and accounting officer)