Form 10-Q
period 1996-12-31
TRITEAL CORP
filed 1997-02-12
CIK 1000925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________TO _______________.

                         COMMISSION FILE NUMBER 0-28660


--------------------------------------------------------------------------------
                               TRITEAL CORPORATION
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

              DELAWARE                                 33-0548924
   (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)               Identification No.)


                            2011 PALOMAR AIRPORT ROAD
                             CARLSBAD, CA 92009-1431
                    (Address of principal executive offices)
                                 (619) 930-2077
                (Registrant's phone number, including area code)

                          ----------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                          YES [X]          NO [ ]

As of February 10, 1997 there were 9,280,878 shares of $.001 par value common stock outstanding.
--------------------------------------------------------------------------------
                                     Page 1

                               TRITEAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets..................................   3
            Consolidated Statements of Operations........................   4
            Consolidated Statements of Cash Flows........................   5
            Notes to Consolidated Financial Statements...................   6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations.............   8


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.............................  14
SIGNATURES...............................................................  14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TRITEAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           DECEMBER 31,     MARCH 31,
                                                                              1996             1996
                                                                           ------------    ------------
                                                                           (Unaudited)        (Note)
Current assets:
    Cash and cash equivalents ..........................................   $  4,229,876    $    301,251
    Short-term investments .............................................     17,708,938             -
    Accounts receivable, net ...........................................      5,657,207       4,872,054
    Prepaid expenses and other current assets ..........................      1,141,229         378,485
                                                                           ------------    ------------
         Total current assets ..........................................     28,737,250       5,551,790
Property and equipment, net ............................................      1,226,959       1,024,040
Other assets, net ......................................................        191,872          60,140
                                                                           ============    ============
          Total assets .................................................   $ 30,156,081    $  6,635,970
                                                                           ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Line of credit ...................................................   $        -      $    113,542
      Accounts payable .................................................        445,234         784,575
      Accrued liabilities ..............................................      4,214,157       3,181,761
      Deferred revenues ................................................      1,136,980         922,732
       Current portion of long-term debt ...............................            -           121,388
                                                                           ------------    ------------
          Total current liabilities ....................................      5,796,371       5,123,998
Long-term debt .........................................................            -           242,776
Stockholders' equity:
      Preferred Stock, $.001 par value
        Authorized shares -- 5,000,000
        Issued and outstanding -- no shares and
        1,527,247 shares at December 31, 1996
        and March 31, 1996, respectively ...............................            -             1,527
      Common Stock, $.001 par value
        Authorized shares -- 30,000,000
        Issued and outstanding -- 9,209,852 shares and
        4,186,902 shares at December 31,
        1996 and March 31, 1996, respectively ..........................          9,210           4,187
      Additional paid-in capital .......................................     30,195,296       5,869,825
      Preferred stock subscriptions ....................................            -           363,129
      Notes receivable from stockholders ...............................       (101,667)       (167,250)
      Deferred compensation ............................................       (113,200)       (151,900)
      Accumulated deficit ..............................................     (5,629,929)     (4,650,322)
                                                                           ------------    ------------
         Total stockholders' equity ....................................     24,359,710       1,269,196
                                                                           ============    ============
         Total liabilities and stockholders' equity ....................   $ 30,156,081    $  6,635,970
                                                                           ============    ============

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

                               TRITEAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 DECEMBER 31,                   DECEMBER 31,
                                        ----------------------------    ----------------------------
                                             1996           1995            1996            1995
                                        ------------    ------------    ------------    ------------
Revenues:
  License fees ......................   $  4,253,714    $  1,599,672    $  9,657,074    $  3,227,808
  Maintenance and services ..........        452,501         225,476       1,455,396       1,173,897
                                        ------------    ------------    ------------    ------------
       Total revenues ...............      4,706,215       1,825,148      11,112,470       4,401,705
Cost of revenues:
  Cost of license fees ..............        846,712         317,524       1,886,775         902,720
  Cost of maintenance and services ..        181,675          81,804         448,066         324,794
                                        ------------    ------------    ------------    ------------
       Total cost of revenues .......      1,028,387         399,328       2,334,841       1,227,514
                                        ------------    ------------    ------------    ------------
       Gross profit .................      3,677,828       1,425,820       8,777,629       3,174,191
Operating expenses:
  Research and development ..........        643,368       1,058,195       1,678,703       1,753,142
  Selling, general and administrative      3,106,256       2,140,676       8,572,788       5,684,486
                                        ------------    ------------    ------------    ------------
       Total operating expenses .....      3,749,624       3,198,871      10,251,491       7,437,628
                                        ------------    ------------    ------------    ------------
Operating loss ......................        (71,796)     (1,773,051)     (1,473,862)     (4,263,437)
Interest income (expense), net ......        339,538          (3,500)        494,255         (16,535)
                                        ------------    ------------    ------------    ------------
Income (loss) before provision for
  (benefit from) income taxes .......        267,742      (1,776,551)       (979,607)     (4,279,972)
Provision for (benefit from) income
  taxes .............................              -         (34,000)              -         (83,000)
                                        ============    ============    ============    ============
Net income (loss) ...................   $    267,742    $ (1,742,551)   $   (979,607)   $ (4,196,972)
                                        ============    ============    ============    ============
Net income (loss) per share .........   $      0 .03    $      (0.26)   $      (0.12)   $      (0.63)
                                        ============    ============    ============    ============
Shares used in computing net income
   (loss) per share .................     10,590,707       6,712,321       7,966,133       6,712,321
                                        ============    ============    ============    ============

                            See accompanying notes.

                               TRITEAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1996           1995
                                                            ------------    ------------
Cash flows from operating activities:
Net loss ................................................   $   (979,607)   $ (4,196,972)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization .....................        427,174         223,713
      Amortization of deferred compensation .............         38,700          20,400
      Issuance of common stock for services .............              -           6,250
      Changes in operating assets and liabilities:
          Accounts receivable receivable ................       (785,153)       (795,833)
          Prepaid expenses and other current assets .....       (762,744)       (356,049)
          Accounts payable ..............................       (339,341)         95,476
          Accrued liabilities ...........................      1,032,396       1,252,605
          Deferred revenue ..............................        214,248          80,735
                                                            ------------    ------------
Net cash used in operating activities ...................     (1,154,327)     (3,699,675)
Cash flows from investing activities:
      Short-term investments ............................    (17,708,938)              -
      Purchase of property and equipment ................       (630,093)       (817,528)
      Other assets ......................................       (131,732)        (33,727)
                                                            ------------    ------------
Net cash used in investing activities ...................    (18,470,763)       (851,255)
Cash flows from financing activities:
      Net proceeds from (repayments of) line of credit ..       (113,542)        113,542
      Proceeds from long-term debt ......................              -         251,271
      Repayments of long-term debt ......................       (364,164)        (19,355)
     Proceeds from repayments of notes receivable from
         stockholders ...................................         65,583               -
      Proceeds from issuance of common stock, net .......     20,399,674               -
      Proceeds from issuance of preferred stock, net ....      3,566,164       3,965,000
                                                            ------------    ------------
Net cash provided by financing activities ...............     23,553,715       4,310,458
                                                            ------------    ------------
Increase (decrease) in cash and cash equivalents ........      3,928,625        (210,472)
Cash and cash equivalents at beginning of period ........        301,251       1,224,636
                                                            ------------    ------------
Cash and cash equivalents at end of period ..............   $  4,229,876    $  1,014,164
                                                            ============    ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest ..........................................   $     28,155    $     29,493
                                                            ============    ============

Supplemental disclosure of noncash financing activities:
     Issuance of common stock in exchange for notes
       receivable .......................................    $         -    $    167,250
                                                            ============    ============

                             See accompanying notes.

                               TRITEAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    TriTeal Corporation (the "Company") develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications.

    The Consolidated Financial Statements of the Company included in the Company's Registration Statement on Form S-1 (Registration No. 333-20579), including the related Prospectus dated January 31, 1997 (the "Registration Statement"), contain additional information about the Company, its operations, and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

NOTE 2 - STOCKHOLDERS' EQUITY

    On August 6, 1996, the Company completed its initial public offering of 2,500,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $17.6 million. As of the closing date of the offering, all of the Preferred Stock outstanding was converted, on a one-for-one basis, into an aggregate of 2,093,411 shares of Common Stock. A portion of the proceeds was used to repay the Company's long-term debt.

                               TRITEAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - STOCKHOLDERS' EQUITY (CONTINUED)

    On August 29, 1996, the underwriters of the offering exercised their over-allotment option to purchase an additional 375,000 shares of Common Stock. Net proceeds to the Company aggregated approximately $2.8 million.

NOTE 3 - COMPUTATION OF NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares and common equivalent shares issued during the twelve months prior to the initial filing of the Registration Statement with the Securities and Exchange Commission have been included in the calculation as outstanding for all periods prior to the Company's initial public offering (using the treasury stock method). The calculation also gives effect to the conversion of all convertible preferred shares (using the if-converted method), which automatically converted into common shares upon completion of the Company's initial public offering.

NOTE 4 - LINE OF CREDIT FACILITY

    On November 18, 1996, the Company entered into a $3 million revolving bank credit facility (the "Facility") which expires on October 30, 1997. Borrowings are secured by substantially all Company assets and bear interest at the bank's prime rate (8.25% at December 31, 1996). At December 31, 1996, no amounts were outstanding under the Facility.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - SUBSEQUENT EVENT

    On January 27, 1997, the Board of Directors approved the filing of, and the Company subsequently filed, a Registration Statement on Form S-1 (Registration No. 333-20579) including the related Prospectus dated January 31, 1997 (the "Registration Statement"), covering 2,200,000 shares of the Company's Common Stock to the public, of which 1,350,000 shares will be offered by the Company and 850,000 shares will be offered by certain stockholders of the Company.

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

OVERVIEW

    TriTeal Corporation (the "Company") develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications. The Company was founded in January 1993, commenced operations in April 1993 and released its first product in May 1993. In August 1995, the Company introduced its current flagship product, TED. The Company's current products are based on certain technologies licensed from Hewlett-Packard, Spyglass, Inc., SPYRUS and other technology vendors. The Company's revenues are derived principally from two sources: (i) license fees for the use of the Company's software products, and (ii) maintenance agreements and software development contract revenues. To date, substantially all of the Company's revenues have been attributable to sales of the TED family of products and related services. The Company has not introduced for commercial sale any products based on, or recognized any revenues from license fees of, its SoftNC technology. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance agreements are recognized over the term of each contract, which generally is one year. Software development contract revenues are recognized using the percentage-of-completion method.

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Revenues

    TriTeal's revenues are derived principally from license fees, maintenance agreements and software development contracts. The Company's total revenues increased to $4.7 million for the three months ended December 31, 1996 from $1.8 million for the three months ended December 31, 1995. During the three months ended December 31, 1996, two of the Company's customers/resellers, Sylvest Management and IBM, accounted for 42% and 32% of revenues, respectively. License fees increased to $4.3 million for the three months ended December 31, 1996 from $1.6 million for the three months ended December 31, 1995. During the three months ended December 31, 1996 and 1995, license fees aggregated 90% and 88% of total revenues, respectively. This increase in license fees was due primarily to increased market acceptance of the Company's existing products, introduction of enhanced and new products and expansion of the Company's direct sales force. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $453,000 for the three months ended December 31, 1996 from $226,000 for the three months ended December 31, 1995. Maintenance, which consists primarily of technical support, increased to $453,000 for the three months ended December 31, 1996 from $200,000 for the three months ended December 31, 1995. The increase in maintenance revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future; however, it may enter into such contracts in special situations where the technology may allow the Company to introduce new products, penetrate new markets or establish strategic relationships.

Cost of Revenues

    The Company's total cost of revenues increased to $1.0 million for the three months ended December 31, 1996 from $399,000 for the three months ended December 31, 1995. As a percentage of revenues, gross profit was 78% for the three months ended December 31, 1996 and 1995. There can be no assurance that gross margins will remain at this level in the future. The cost of license fees, which consists primarily of third-party royalties for licensed technology and media and documentation, increased to $847,000 for the three months ended December 31, 1996 from $318,000 for the three months ended December 31, 1995. The increase in the cost of license fees was due principally to a higher volume of sales of licenses. The cost of maintenance and services, which consists primarily of labor and services, increased to $182,000 for the three months ended December 31, 1996 from $82,000 for the three months ended December 31, 1995. The increase in the cost of maintenance and services was due primarily to the increase in the number of customer support and development personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities, offset in part by the decrease in revenue from software development contracts.

Research and Development

    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist principally of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. In accordance with Statement of Financial Accounting Standards No. 86, development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, no costs have been capitalized. Research and development expenses decreased to $643,000 for the three months ended December 31, 1996 from $1.1 million for the three months ended December 31, 1995. The decrease in research and development expenses was primarily attributable to a $600,000 non-recurring charge in 1995 for in-process technology, offset in large part by increased costs associated with both additional headcount as well as expanded research and development efforts in the current quarter. The Company believes that a significant level of investment for product development is required to remain competitive and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to increase in absolute dollars.

Selling, General and Administrative

         Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional expenses and occupancy costs. Selling, general and administrative expenses increased to $3.1 million for the three months ended December 31, 1996 from $2.1 million for the three months ended December 31, 1995. The increase in selling, general and administrative expenses was due primarily to sales commissions and bonuses associated with increased sales volume, additional promotional activities, the hiring of additional sales and marketing personnel and, to a lesser degree, increased administrative personnel and occupancy costs.

         The Company believes that selling, general and administrative expenses will increase in absolute dollar amounts as the Company expands its sales, marketing and administrative staff, adds infrastructure and incurs additional costs related to being a public company.

Interest Income (Expense), Net

         Interest income (expense), net, represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part by interest expense on the Company's borrowings, principally its equipment loan. Interest income was $340,000 for the three months ended December 31, 1996, compared to interest expense of $3,500 for the three months ended December 31, 1995. This increase was attributable to earnings on the proceeds from the Company's initial public offering.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Revenues

         The Company's total revenues increased to $11.1 million for the nine months ended December 31, 1996 from $4.4 million for the nine months ended December 31, 1995. During the nine months ended December 31, 1996, two of the Company's customers/resellers, IBM and Sylvest Management, accounted for 50% and 24% of revenues, respectively. License fees increased to $9.7 million for the nine months ended December 31, 1996 from $3.2 million for the nine months ended December 31, 1995. During the nine months ended December 31, 1996 and 1995, license fees aggregated 87% and 73% of total revenues, respectively. This increase in license fees was due primarily to increased market acceptance of the Company's existing products, introduction of enhanced and new products and expansion of the Company's direct sales force. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $1.5 million for the nine months ended December 31, 1996 from $1.2 million for the nine months ended December 31, 1995. Maintenance, which consists primarily of technical support, increased to $1.2 million for the nine months ended December 31, 1996 from $504,000 for the nine months ended December 31, 1995. The increase in maintenance revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers.

Cost of Revenues

    The Company's total cost of revenues increased to $2.3 million for the nine months ended December 31, 1996 from $1.2 million for the nine months ended December 31, 1995. As a percentage of revenues, gross profit increased to 79% for the nine months ended December 31, 1996 from 72% for the nine months ended December 31, 1995. The increase in gross margin was a result of the shift in revenue mix to software license revenues, which typically have higher gross margins, as well as lower average third-party royalty rates. The cost of license fees increased to $1.9 million for the nine months ended December 31, 1996 from $903,000 for the nine months ended December 31, 1995. The increase in the cost of license fees was due principally to a higher volume of sales of licenses. The cost of maintenance and services increased to $448,000 for the nine months ended December 31, 1996 from $325,000 for the nine months ended December 31, 1995. The increase in the cost of maintenance and services was due primarily to the increase in the number of customer support and development personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities.

Research and Development

    Research and development expenses decreased to $1.7 million for the nine months ended December 31, 1996 from $1.8 million for the nine months ended December 31, 1995. The decrease in research and development expenses was primarily attributable to a $600,000 non-recurring charge in 1995 for in-process technology, offset in large part by increased costs associated with both additional headcount as well as expanded research and development efforts during the nine months ended December 31, 1996.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $8.6 million for the nine months ended December 31, 1996 from $5.7 million for the nine months ended December 31, 1995. The increase in selling, general and administrative expenses was due primarily to sales commissions and bonuses associated with increased sales volume, additional promotional activities, the hiring of additional sales and marketing personnel and, to a lesser degree, increased administrative personnel and occupancy costs.

Interest Income (Expense), Net

    Interest income (expense), net, represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part by interest expense on the Company's borrowings, principally its equipment loan. Interest income was $494,000 for the nine months ended December 31, 1996, compared to interest expense of $17,000 for the nine months ended December 31, 1995. This increase was attributable to earnings on the proceeds from the Company's initial public offering in August 1996.

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

    The Company's software products generally are shipped as orders are received, and revenues are recognized upon shipment of the products, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. The Company typically enters each fiscal quarter with a low backlog and, as a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses substantially in excess of anticipated amounts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. As a result of the foregoing factors, among others, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock in the public market. Due to all of the foregoing factors, among others, it is likely that, from time to time in the future, the Company's results of operations would be below the expectations of public market analysts and investors.

    The Company's business is subject to a number of other significant risks including, but not limited to, its limited operating history and history of operating losses (including an accumulated deficit of $5.6 million at December 31, 1996); its dependence on certain strategic relationships and third-party technology licenses; the concentration of the Company's customers among enterprises supporting UNIX operating systems; its dependence on the growth of the desktop and client/server market and the continuation of heterogeneous operating environments; the relatively small number of customers that have historically accounted for a significant percentage of the Company's revenues; the Company's dependence on indirect channel partners; the concentration of its product line on the TED family of products and services; the risks associated with rapidly changing technology and evolving standards, international operations and sales to departments and agencies of the U.S. Government; substantial competition in the Company's markets (including competitors and potential competitors with significantly greater resources than the Company); the Company's dependence on proprietary technology and other risks common to emerging growth, high technology software companies as well as other factors discussed herein.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had $21.9 million in cash, cash equivalents and short-term investments, representing 73% of total assets. The Company has a $3 million revolving bank credit facility which expires on October 30, 1997. Borrowings are secured by substantially all Company assets and bear interest at the bank's prime rate (8.25% at December 31, 1996). At December 31, 1996, no amounts were outstanding borrowings under the facility.

    As of December 31, 1996, the Company's principal commitments consisted of obligations under operating leases, aggregating $728,000, and the Company had no material commitments for capital expenditures.

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

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS:

                  10.1 Imperial Bank Revolving Line of Credit, dated November 18, 1996

                  11.1 Statement Regarding Calculation of Net Income (Loss) Per Share

                  27.1     Financial Data Schedule


         B)       REPORTS ON FORM 8-K:

                  No reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRITEAL CORPORATION



Date:    February 12, 1997          /s/ Jeffrey D. Witous
         ----------------------     -------------------------------------------
                                    Jeffrey D. Witous
                                    President, Chief Executive Officer and
                                    Chairman of the Board


Date:    February 12 , 1997         /s/ Arthur S. Budman
         ----------------------     -----------------------------------------
                                    Arthur S. Budman
                                    Chief Financial Officer and Director
                                    (Principal financial and accounting
                                    officer)