Form 10-K
period 1997-03-31
TRITEAL CORP
filed 1997-06-30
CIK 1000925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ___________.

                         COMMISSION FILE NUMBER 0-28660

-------------------------------------------------------------------------------
                              TRITEAL CORPORATION
             (Exact name of Registrant as specified in its charter)
-------------------------------------------------------------------------------

             DELAWARE                                       33-0548924
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                           2011 PALOMAR AIRPORT ROAD
                            CARLSBAD, CA 92009-1431
                    (Address of principal executive offices)
                                 (760) 827-5000
                (Registrant's phone number, including area code)
              ----------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 19, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 19, 1997) was approximately $67,624,993. Excludes shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of June 19, 1997, there were 10,878,908 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Stockholders to be held on August 27, 1997 is incorporated by reference into Part III of this Report on Form 10-K to the extent stated herein.

                                     PART I


ITEM 1. BUSINESS

    The following description of the Company's business contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth below under the caption "Risk Factors" at the end of this Item 1 and elsewhere in this Report on Form 10-K.

    TriTeal Corporation develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company's flagship product, the TriTeal Enterprise Desktop ("TED"), allows individual users, system administrators and developers to easily access applications, data and network resources from a common, intuitive operating environment across most leading platforms used in the enterprise client/server market. TED's consistency and interoperability allow the enterprise greater flexibility in deploying client/server hardware and in integrating existing legacy applications, thereby enabling increased operating efficiency and productivity. To further increase functionality in the operating environment, TriTeal has developed follow-on products that are either sold separately or bundled with the current release of TED. TriTeal recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications. The Company provides customers with a broad range of services, including needs assessment and analysis, application development, software integration and training.

INDUSTRY BACKGROUND

    In the mid-1980s, the development of powerful and cost-effective servers, workstations and other client/server technologies increasingly led many large enterprise organizations to adopt these technologies for deployment of new mission-critical software applications. Client/server solutions were typically developed and deployed on disparate, proprietary platforms (hardware, operating system and desktop software) to solve specific business problems. For example, a Hewlett-Packard proprietary vendor configuration might include PA/RISC as the processor, HP/UX as the operating system and HP VUE as the desktop. In contrast, a Sun Microsystems, Inc. proprietary configuration might include SPARC as the processor, SunOS as the operating system and OpenLook as the desktop. As a result, large enterprises typically deployed a variety of hardware platforms, network architectures and applications that were not compatible or interoperable. The problem of multiplicity of systems within the enterprise was compounded as advanced new technologies became available that were not fully compatible with existing systems. For example, the recent introduction of Microsoft Windows NT and the increased adoption of Internet/intranet technologies have added to the fragmentation within the enterprise. According to Sentry Market Research, the average number of operating systems supported in the client/server enterprise increased from four systems in 1991 to 12 systems in 1996 to a projected 13 systems by the end of 1997.

    This fragmentation among computing technologies continues to present the enterprise with a number of challenges. The cost of maintaining system administration, training, development and support functions for each platform, as well as the costs associated with the delivery of applications and data across disparate platforms, can be substantial. Moreover, because the desktop and the operating system are generally dependent on a particular hardware platform, the end-user is typically restricted to that platform and cannot easily access applications or data residing on other platforms in the enterprise. In addition, with proprietary systems, the enterprise is often restricted to a limited selection of compatible hardware components. Finally, the desire to maintain both the substantial investments made by the enterprise in legacy applications for specific platforms, along with the ability to perform critical day-to-day work activities on those legacy applications, has continued to compound the fragmentation problem.

    Historically, enterprises have developed custom software solutions in order to achieve interoperability among disparate platforms. These solutions, however, are costly and labor intensive to develop and implement, and require substantial technical resources to support each of the various platforms within the enterprise. Adding a single new application to a custom solution can require substantial engineering efforts. Moreover, accessing applications running on different platforms can be extremely complex, increasing the training required for users and reducing user productivity.

    The open systems vendor community has attempted to resolve some of these fragmentation issues through a series of initiatives, which include CDE (Common Desktop Environment), Motif and DCE (Distributed Computing Environment) technologies and standards. While these and other initiatives are supported by the hardware vendors, the Company believes that the technologies and standards are typically implemented in a proprietary manner, which is inconsistent with the fundamental purpose of these initiatives.

    The increasing fragmentation of the enterprise client/server environment, together with recent advances in computer networking and Internet/intranet technologies, have fueled the need for a cost-effective, easy-to-use, unified enterprise operating environment that enables effective deployment of mission-critical client/server applications on the wide range of platforms and operating systems commonly used throughout an enterprise. To address this need, the Company believes that any solution should (i) interoperate among multiple disparate platforms and operating systems; (ii) provide users with a consistent look and feel to minimize training and enhance productivity; (iii) offer sophisticated features and substantial functionality based on open systems industry standards to facilitate integration with multiple platforms and operating systems; (iv) provide systems administrators with effective management tools; (v) provide developers with a single set of application programming interfaces ("APIs") to create applications; and (vi) enable enterprise customers to adopt advanced new technologies, including Internet/intranet technologies, while protecting valuable legacy client/server software and systems.

THE TRITEAL SOLUTION

    To address the problem of fragmentation within the enterprise, TriTeal developed its desktop system software solution, TED, and its recently introduced SoftNC technology, which provide the following benefits:

    - Interoperability. TED provides interoperability among disparate platforms by allowing applications from various client/server platforms to display and operate on any client platforms on which TED is supported. For example, an application that was developed for an IBM platform can, with TED, easily be accessed by a user on a Sun system. Additionally, a Windows desktop user can access UNIX applications without leaving the Windows environment. Similarly, the Company is developing products based on its SoftNC technology that are being designed to permit interoperability across any platform that includes a Java Virtual Machine ("JVM").

    - Consistency. TED looks, behaves and provides the same capabilities in the same manner on every platform on which it operates. TED provides the enterprise with a common set of systems, facilities, resources, commands, APIs and a graphical user interface across disparate computing platforms. The products the Company is developing based on its SoftNC technology are being designed to allow the user and the enterprise to adopt similar look-and-feel capabilities for Java applications.

    - Enterprise Cost Efficiencies. TED's interoperability and consistency allow the enterprise customer to reduce systems administration and training costs, to achieve increased operating efficiency and productivity throughout the enterprise and to leverage existing hardware and software investments. The products being developed based on the Company's SoftNC technology are being designed to provide similar cost efficiencies.

    - Open Systems Environment. The Company implements open systems standards in its products. These standards include, among others, CDE, Motif, X11, DCE, Java, HTML (Hypertext Mark-up Language) and HTTP (Hypertext Transfer Protocol). By adhering to these standards, TriTeal provides users with access to numerous standards-based legacy applications.

    - Robust Features and Functions. TED provides a number of features and functions designed to enhance and simplify a multi-platform networked environment. For example, TED's integrated desktop features include file, style and help managers, electronic mail and a calendar function. In addition, TED includes a graphical workspace manager, key binding support, an integrated Web browser, a fax application and an optional security module. The products being developed based on the Company's SoftNC technology are being designed to provide robust features and functions.

THE TRITEAL STRATEGY

    TriTeal's objective is to establish its desktop system software as the de facto standard operating environment in the enterprise client/server market. To achieve this objective, the Company has adopted the following core strategies:

    Continue to Evolve Client/Server and Internet/intranet-based Solutions. TriTeal's strategy is to build products that address enterprise fragmentation issues by providing a homogeneous environment for client/server, personal productivity and network computer applications. The Company has an ongoing development program to continue to enhance the TED product and to develop follow-on products that can be sold into the TED installed base. To date, TriTeal has developed several follow-on products, which are either sold or bundled with the current release of TED, including NTED, WINTED, LOCALTED, TEDSECURE, TEDVISION and TEDFAX. In addition, the Company is developing Java-based products based on its recently introduced SoftNC technology, including SoftNC desktops for network computers, PCs and workstations.

    Commitment to Open Systems Technologies and Standards. The Company believes that open systems are important to enterprise customers that have made substantial investments in standards-based legacy systems applications. TriTeal intends to continue to develop and deliver products that adhere to published specifications and accepted industry standards and to create new products and technologies that can then be branded as compliant with industry standards. The Company also plans to continue its active membership with organizations that determine industry standards, such as The Open Group (formerly the Open Software Foundation) and World Wide Web Consortium.

    Penetrate Global Markets Vertically. The Company's strategy is to penetrate vertical markets with targeted sales teams that can respond to the particular needs of these markets. These markets include, among others, financial services, government, telecommunications and oil and gas. Where appropriate, the Company develops specialized product features and functions to address special needs of vertical markets. These features and functions can then be generalized by incorporating them into other TriTeal products for sale in other market segments.

    Leveraged Business Model. The Company's strategy is to use indirect channel organizations, such as original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and system integrators, when appropriate, to create demand and deliver TriTeal products and services to its customers. The Company believes that established channel organizations offer the benefits of an installed base of customers and worldwide sales coverage. In addition, when appropriate, the Company intends to continue to license from third parties component technologies as the basis for new product development. TriTeal believes that this strategy enables it to gain time to market, mitigate risk associated with new technology development and lower research and development costs.

    Deliver Enterprise-Level Service and Support. The Company's service and support organization offers a single point of contact to facilitate resolution of issues across all supported platforms and maintains an engineering and technical support staff trained in cross-platform issues to provide enterprise technology solutions and system integrity. The Company believes that this approach to enterprise support is a key differentiating feature as compared to other desktop vendors. TriTeal intends to continue its investment in infrastructure, personnel and systems to provide support to enterprise organizations worldwide. The Company utilizes knowledge obtained through its support organization to evolve the Company's products in response to enterprise needs.

    The Company's strategies involve substantial risk. There can be no assurance that the Company will be successful in implementing its strategies or that its strategies, even if implemented, will lead to successful achievement of the Company's objectives. If the Company is unable to implement its strategies effectively, the Company's business, results of operations and financial condition would be materially and adversely affected.

PRODUCTS AND TECHNOLOGIES

    TriTeal currently offers the TED family of products, providing open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications. The Company also has a number of products in development, including enhancements to TED family of products and products based on SoftNC technology.

TED Family of Products

    TED provides a common intuitive environment across multiple hardware and operating systems. To further increase functionality in the operating environment, TriTeal has developed follow-on products that are either sold separately or bundled with TED. The following table describes TriTeal's current products:

                  PRODUCT (1)                             DESCRIPTION                                    US LIST PRICE (2
                  -----------                             -----------                                    ----------------

TED
   -   Cross-platform CDE                 Consistent, easy-to-use interface for accessing            -   $425 per seat
   -   Integrated browser (TEDVISION)     applications, data and network services.                       (including
   -   Netscape Navigator integration     X/Open-designated CDE with value-added features                documentation)
       with desktop (TEDSCAPE)            including key bindings, multi-screen support, graphical    -   $340 per seat
   -   Graphical Workspace                workspace manager, automatic login and session save,           for additional
       Manager                            Netscape Navigator integration, featuring drag-and-drop        right-to-use license
   -   Integrated fax                     capability, customizable options and navigational tool,
   -   Multi-screen support               license keys, a version upgrade utility and support for
   -   Support for X Terminals, PCs       alternative authentication mechanisms, including
       and Macs                           DCE/Kerberos login.   Also includes tight integration
   -   Pluggable Authentication           with NTED product and complete integration with
       Module (PAM)                       TEDSECURE for core desktop applications.
   -   Mailer Enhancements
   -   NTED support
   -   Integrated TEDSECURE option

NTED
   -   Easy access to Windows             Provides remote access to Windows applications running in      Pricing based on
       applications from TED              native mode on a multi-user Windows NT server from a TED       configuration
   -   Run Windows applications in        workstation.
       native mode
   -   Single application and file
       management
   -   Interoperability between UNIX
       and Windows NT

WINTED                                    Provides advanced desktop features, file-sharing and           $199.99 per seat
                                          integrated access to UNIX and remote Windows
                                          applications and files.

TEDSECURE                                 Provides data-level security and controlled access to          $200 per seat
                                          shared files on an open network with the TED desktop.

    (1) Features listed are those included in the Company's most current releases of the specified products, as follows: TED 4.2, NTED 2.0, WINTED 2.0 and TEDSECURE 1.0. Not all features are included in earlier releases.

    (2) Based on the Company's most recent price list as of June 19, 1997. Actual price depends on quantity purchased, among other factors.

    TriTeal Enterprise Desktop: TED. TED 4.0, introduced in August 1995, is a fully integrated common user environment in which features and applications work in concert. For example, drag-and-drop functionality is consistent throughout the desktop, copy and paste works throughout each application, and window management is consistent on all UNIX platforms. With its rich graphical display of intuitive icons, customizable workspaces and other user-friendly features, TED makes it easy for administrators to provide users with access to data, applications and network services without having to use operating system commands.

    TED has been designated CDE-compliant by X/Open Co., Ltd. Standard CDE features include a calendar manager, application manager, file manager, style manager, mail tool, terminal emulator, print tool and help system, among others. In addition to standard CDE features, TED includes (i) a graphical workspace manager, which allows the user to easily control and navigate multiple workspaces, (ii) multiple screen support, which expands the number of applications and workspaces immediately available, and (iii) key bindings to simplify routine operations.

    TED 4.0 integrated applications include TEDFAX and TEDVISION. TEDFAX is a powerful, easy-to-use, integrated fax software product that enables users to compose, edit, send, receive and manage inbound and outgoing faxes directly from their desktops. As with all TED features and applications, TEDFAX implements drag-and-drop between the desktop, TEDFAX and other CDE clients. TEDVISION allows the user to access the Web and other Internet/intranet services and includes standard browser features, such as hot lists and pop-up menus. Moreover, with TEDVISION, users can browse local and remote file systems, which eliminates the need to access a separate application, such as a file or application manager.

    The Company has developed a version of TED 4.0 localized for the Japanese market. In addition, the Company is developing German, French and Spanish localizations.

    TED 4.2, an upgraded version of TED, provides users with a number of enhancements, including drag-and-drop integration between Netscape Navigator and TED, DCE and Kerberos login authentication and support, enhancements to the graphical workspace manager and mailer, along with additional key bindings, license keys and a version upgrade utility.

    NTED. NTED 1.0 provides TED users with easy access to Windows applications directly from TED using familiar Windows icons. NTED delivers Windows applications running natively on a Windows NT server to TED users, while providing applications and file integration as well as interoperability between the two environments. Users can then cut, copy and paste between Windows and UNIX. In addition, applications and files from both environments can be organized and accessed from a single application manager and file manager.

    NTED 2.0, an upgraded version of NTED, makes use of the Windows NT registry to make Windows applications transparently available to all remote users without the need for action by a system administrator. NTED automatically makes any file that is located in a proper share directory on the UNIX system available to Windows applications on the Windows NT server. With the TEDFS option, NTED allows sharing of PC and UNIX files stored on UNIX and printing of PC documents and files on UNIX printers. NTED is sold separately as an optional module for TED.

    WINTED. WINTED 1.0 displays the TED front panel on Windows-based platforms using a PC X server, providing full access to TED's features and interoperability between TED and the Windows desktop.

    WINTED 2.0, an upgraded version of WINTED, is a native advanced desktop solution for Windows NT and Windows 95 PCs and provides expanded capabilities over WINTED 1.0. WINTED 2.0 provides advanced desktop management capabilities and file sharing, plus optional integrated access to remote UNIX and Windows files and applications. WinTED 2.0 also provides advanced desktop features, such as the TriTeal Front Panel and Graphical Workspace Management.

    TEDSECURE. TEDSECURE 1.0 is a data level desktop security product. Developed in conjunction with the National Security Agency ("NSA"), TEDSECURE provides data protection and digital signature capability that has been approved by the NSA for federal agencies. TEDSECURE provides cryptographic facilities and digital signatures, which allow users to send unclassified but sensitive data across an open network. TEDSECURE, based on technology licensed from SPYRUS, was implemented utilizing standard United States Government security algorithms ("FORTEZZA"). TEDSECURE is sold separately as an optional module and is fully integrated with TED.

Java-Based SoftNC Technology and Network-Centric Computing Architecture

    The Company's SoftNC technology is a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications. Written entirely in Java, SoftNC technology is designed to operate on any hardware device that includes a JVM. While most currently available Java-based alternatives to graphical user interfaces rely on browsers, SoftNC technology offers a graphical user interface that delivers Java applications directly from the desktop without the need for a browser. As a result, users have access not only to hyper-linked data, but also to a broad set of applications, including legacy, mainframe, UNIX and PC applications. SoftNC's infrastructure is designed to enable a user logging onto the network from any device through a URL to access the user's customized desktop. The user can then access resources throughout the network via a messaging backbone of communicating desktop servers associated with each system. SoftNC's agents are designed to provide services such as computation, personal productivity or system resource management, accessible from anywhere on the network.

    TriTeal recently introduced its Network-Centric Computing Architecture ("NCCA"), which combines existing distributed computing technologies and powerful agent-based applications implemented in Java. NCCA is designed to deliver advanced functionality to any device capable of running a JVM, allowing computing resources to be administered consistently across virtually any system that includes a JVM without regard to application or operating system compatibility. NCCA provides the framework for the Company's Java-based SoftNC technology

    The Company is currently developing the following products based on its SoftNC technology:

        SoftNC Desktop for Network Computers. SoftNC Desktop for Network Computers is being developed to operate on any hardware device that includes a JVM. In addition, it is being designed to provide full-featured desktop functionality, including overlapping windows, menus, drag-and-drop and full desktop scalability, while offering the benefits associated with thin-client architecture, including legacy application integration and centralized administration. Developers will be able to write an application once and, without re-porting, deploy that application across multiple platforms.

        SoftNC Desktop for PCs and Workstations. TriTeal is developing SoftNC Desktop for PCs and Workstations to provide enterprise users of PCs and workstations with the same features and functionality as SoftNC for Network Computers.

       SoftNC Desktop Server. SoftNC Desktop Server is a standards-based server-side framework and messaging system that delivers data, applications and resources to the user, regardless of their underlying computer platform.

    The statements made in this Report on Form 10-K regarding scheduled release dates and anticipated features of the Company's products under development and proposed enhancements are forward-looking statements, and the actual release dates and features of such products or enhancements could differ materially from those projected as a result of a variety of factors, including the ability of the Company's engineers to solve technical problems and to test products, as well as business priorities in light of the availability of development and other resources and other factors, including factors that may be outside the control of the Company and factors discussed under the caption "Risk Factors" and elsewhere in this Report on Form 10-K. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will satisfy the requirements of the marketplace or achieve market acceptance.

    To date, substantially all of the Company's revenues have been attributable to sales of licenses of the TED family of products and related services. The Company has not introduced for commercial sale any products based on, or recognized any revenues from licenses of, its SoftNC technology. The Company currently expects the TED family of products and related services to account for substantially all of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for TED products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the TED family of products and related services and on the Company's ability to develop and commercialize products based on its SoftNC technology. There can be no assurance that the Company will continue to be successful in developing and marketing the TED family of products and related services, or that the Company will be successful in developing and marketing products based on the Company's SoftNC technology.

CUSTOMERS AND MARKETS

    The Company's target market consists of Global 1000 customers that use multiple client/server platforms for mission-critical applications. TriTeal has targeted specific vertical markets, including financial services, government, telecommunications, oil and gas, manufacturing and other industries. The Company has licensed in excess of 100,000 seats of the TED family of products (including predecessor products) to date.

    The Company has also licensed certain of its desktop and Internet technologies through licensing agreements and joint development and marketing agreements to a number of companies, including AT&T, Corel Corporation, Hewlett-Packard, IBM, Network Computing Devices ("NCD"), Novell Inc. ("Novell"), The Santa Cruz Operation ("SCO"), Siemens Nixdorf Informationssystemse AG ("SNI"), Tektronix, Inc. ("Tektronix") and Wyse Technology, Inc., among others.

    A relatively small number of customers (primarily government resellers) account for a significant percentage of the Company's revenues. In fiscal 1997, two of the Company's government resellers, Sylvest Management and IBM, accounted for 37% and 36% of revenues, respectively. In fiscal 1996, sales to Logicon and AT&T accounted for 18% and 12% of revenues, respectively, and sales to the Company's top four customers accounted for approximately 45% of revenues. In fiscal 1995, sales to AT&T, IBM and British Columbia Telephone accounted for 29%, 12% and 11% of revenues, respectively. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. More than 30% of the Company's revenues during fiscal 1996 and more than 80% of its revenues during fiscal 1997 were derived indirectly through distributors from sales to departments and agencies of the U.S. Government. The Company believes that the success and further development of the Company's business will continue to be dependent, in significant part, upon its ability to continue such indirect sales. A significant reduction in the federal funds available for agencies and departments the Company is supplying, either through agency budget cuts by Congress or the imposition of budgetary constraints, or a determination by the Government that funding of such agencies and departments should be reduced or discontinued, would have a material adverse effect on the Company's results of operations. The future success of the Company will depend on its ability to obtain orders from new customers and successfully market its products in diverse industries. The loss of a major customer, failure to close a major order or any reduction, cancellation or delay in orders by such customers, or the failure of the Company to successfully market its products in existing targeted industry segments or new industry segments, would have a material adverse effect on the Company's business, results of operations and financial condition. For example, during the fourth quarter of fiscal 1997, the Company's revenues fell substantially short of anticipated levels due primarily to a failure to close an order from a government reseller, and there can be no assurance that delays, cancellations or failures to close orders will not occur in the future. Similarly, changes in government procurement practices have resulted in the past, and may result in the future, in losses or delays in orders. In addition, orders from government resellers and agencies of the U.S. government may subject the Company to other risks that are not typically present in commercial contracts, such as retroactive price adjustments and potential penalties, as well as the risk of termination at the convenience of the government. The occurrence of any one of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company generally does not offer payment terms beyond 60 days; however, the Company's sales to government resellers and agencies of the U.S. government typically have longer payment cycles. Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. Government, the Company's largest receivables tend to have lengthy collection cycles. At March 31, 1997, approximately 87% of the Company's outstanding trade receivables were from government resellers and agencies of the U.S. Government. See Note 6 of Notes to Consolidated Financial Statements. To date, the impact of such lengthy collection cycles has not been material to the Company's working capital requirements; however, there can be no assurance that future delays in payment will not adversely affect the Company's ability to meet its anticipated liquidity needs.

    All of the Company's business is in the desktop system, client/server and Internet/intranet application software markets, which are still emerging markets that are intensely competitive, highly fragmented and subject to rapid change. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments, the continued use by these organizations of a variety of incompatible computing technologies and commercial acceptance of the Company's products as a desktop system software solution to address these problems of fragmentation. There can be no assurance that the desktop system software, client/server or Internet/intranet markets will maintain their current level of growth, or that they will continue to be heterogeneous or that the Company's principal product, TED, will be widely adopted. If the desktop system software, client/server or Internet/intranet markets fail to grow or grow more slowly or if the enterprise becomes more homogeneous than the Company currently anticipates, or if the Company's products are not widely adopted, the Company's business, results of operations and financial condition would be materially and adversely affected. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance.

    Certain of the Company's products and products in development are intended for use with the Internet/intranet. The success of the Company's products and products in development, if commercially released, may depend, in part, on their compatibility with the Internet. The commercial market for products and services designed for use with the Internet/intranet has only recently began to experience rapid growth, and there can be no assurance that this growth pattern will continue. To the extent that the Internet continues to experience rapid growth in the level of use and the number of users, there can be no assurance that the Internet infrastructure will be able to support the demands of such growth or will not otherwise lose its utility due to delays in the development and adoption of new standards and protocols required to handle increased levels of activity or due to increased government regulation. There can be no assurance that the Company will be able to successfully compete in the market for Internet-related products and services without substantial modification or customization of the Company's products or services or the introduction of new products and services.

    Because a large portion of the Company's revenues are currently derived from enterprises that support UNIX operating systems, a significant decline in the UNIX operating systems market would have a material adverse effect on the Company's business, results of operations and financial condition. Similarly, widespread adoption of other desktop system software and operating environments, such as Windows NT, Web-based operating environments or other technologies, could create a more homogeneous environment throughout an enterprise, which would have a material adverse effect on the Company's business, results of operations and financial condition.

MARKETING AND SALES

    The Company markets and sells its products in the United States, Canada, Europe and Pacific Rim countries through its direct sales force, OEMs, system integrators and VARs. As of March 31, 1997, the Company employed 42 individuals in its sales and marketing organization. The Company's direct sales staff is based at the Company's corporate headquarters in Carlsbad, California, and at field sales offices in the metropolitan areas of San Diego, Dallas, Boston, New York, Chapel Hill, North Carolina, Washington, D.C. and London. To support its sales force, the Company conducts comprehensive marketing programs, which include seminars, trade shows, other industry events, direct mail, public relations and advertising.

    The Company's direct sales force is responsible for creating demand for the Company's products. Sales leads are generated through direct calls to known prospects, direct mail, seminars, advertising, telemarketing and requests for proposals from prospects. The Company's field sales force conducts presentations and demonstrations of the Company's products to management and users at the prospect site as part of the Company's direct sales effort. Fully functional evaluation units are provided to prospects as requested. The Company's field engineers assist prospects in technical matters pertaining to the evaluation software. The Company plans to expand its direct sales force. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated or that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage the expansion of its direct sales force could have a material adverse effect on the Company's business, results of operations and financial condition.

    The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, and is often subject to the delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations, particularly with respect to government sales. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks that are beyond the Company's control. There can be no assurance that the Company will not experience these and additional future delays in sales of the Company's products because of the lengthy sales cycle and the large size of many customers' orders. If revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially and adversely affected.

    The Company's strategy is to leverage sales and marketing through its indirect channel relationships, which include OEMs, VARs and system integrators, that distribute or resell the Company's products in their respective markets. The Company has entered into several OEM reseller agreements pursuant to which the reseller provides either TED or a modified version of TED to its customers. The Company has established OEM relationships with AT&T, Hummingbird, IBM, NCD, SCO, Silicon Graphics, Inc., SNI and Tektronix in connection with the TED family of products. These relationships have been established to help create and fulfill demand and support end-user sites. The Company is currently pursuing strategic OEM relationships in connection with its SoftNC technology. The Company typically selects channel entities on the basis of their industry expertise, supported customer base and system integration capabilities. The Company has entered into agreements with VARs and system integrators in connection with the TED family of products, including Logicon, Shell Services Corporation, Stornet and Worldwide Technologies. Certain of these entities have received advanced training and certification through the Company to ensure appropriate skills and knowledge with respect to the Company's products. The Company's sales representatives work with these channel entities in activities such as educational and sales seminars, local or regional user conferences and industry trade shows. The Company may, in the future, seek to establish strategic VAR and system integrator relationships in connection with its SoftNC technology.

    There can be no assurance that the Company will be able to continue to successfully manage its relationships with indirect channel entities or that any OEM, VAR or system integrator will continue to market or to purchase the TED family of products or that the Company will be successful in establishing strategic relationships in connection with its SoftNC technology or products. The failure by the Company to maintain these relationships or the failure to establish new relationships in the future could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that these events will not occur in the future. To the extent that average selling prices through indirect channel relationships decline relative to the Company's direct sales in the future, the Company's average selling prices and gross margins may be materially and adversely affected.

      In addition, the Company's agreements with indirect channel entities typically do not restrict such entities from distributing competing products and, in many cases, may be terminated by either party without cause. Furthermore, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration, and such agreements typically do not require any minimum purchase volumes; therefore, there can be no assurance that these relationships will produce significant revenues in the future. Consequently, the Company may be adversely affected should any indirect channel entity fail to adequately penetrate its market segment. Failure to recruit, manage or retain important indirect channel entities, or to manage conflict within the channel, could materially and adversely affect the business, results of operations and financial condition of the Company.

    Although, to date, the Company has not made a significant percentage of its sales internationally, a significant portion of the Company's customer base are large multinational companies. To meet the needs of such companies, both domestically and internationally, the Company must directly or indirectly provide worldwide sales and product support services. In April 1997, the Company relocated the European headquarters of its European subsidiary, TriTeal B.V., from the Netherlands to the United Kingdom and closed the Netherlands facility. The European operations are responsible for generating and fulfilling customer demand and supporting indirect channel activities. In addition, the Company's marketing department supports European activities from the Company's headquarters in Carlsbad, California. The Company intends to enter additional markets and to continue to expand its international operations and direct and indirect sales and marketing activities worldwide, which will require significant management and financial resources, and could adversely affect the Company's business, results of operations and financial condition. The Company has committed and intends to continue to commit significant time and financial resources to developing international sales and support channels. Total export sales for the years ended March 31, 1997, 1996 and 1995 were approximately $510,000, $1.3 million, and $50,000, respectively. See Note 6 of Notes to Consolidated Financial Statements. To the extent that the Company is unable to expand its international sales organization in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, results of operations and financial condition could be materially and adversely affected.

    The Company has a Master Distribution Agreement with Ryoyo Electro Corporation ("Ryoyo") under which Ryoyo distributes the localized version of TED throughout Japan and functions as the Company's sole representative for Japan. The Company has an agreement with Pacific Advantage, Ltd. under which Pacific Advantage, Ltd. will serve as the Company's manufacturer's representative to service the markets of the Pacific Rim outside of Japan.

    There can be no assurance that the Company will be able to maintain or increase international market demand for its products. Risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially weaker protection for intellectual property in certain foreign countries, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws and practices. To date, substantially all of the Company's international revenues have been denominated in U.S. dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in future currency exchange rates will not have a material adverse effect on revenues from international sales and thus the Company's business, results of operations and financial condition. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's business, results of operations and financial condition.

SERVICES AND SUPPORT

    The Company has established a services and support organization to provide enterprise technology solutions and system integration. The Company assigns a support representative to each of its customers as a point of contact for resolving issues. TriTeal's professional services engineers and customer support representatives are trained in cross-platform issues in order to diagnose and solve technical problems related not only to the Company's products, but also to the software and hardware technologies with which the Company's products interact. The Company believes that its single contact system for enterprise support is a key differentiating feature as compared to other vendors.

    TriTeal's support structure involves phone support and channel support through the Company's engineering and field organizations. The Company's services and support organization offers support both domestically and internationally. This support is purchased separately from the product. The Company tracks all support requests through a customer database that maintains current status reports as well as historical logs of customer interactions. When appropriate, these support representatives provide the customer with direct access to the Company's development engineers. In addition, the Company maintains a technical support area on its Web site which contains enhancements and corrections to software defects that may be accessed through a file transfer protocol, thereby enabling TED users to install that code on their platforms automatically. In addition, the Company offers pre- and post-sales support from its field systems engineers and professional services engineers, who are based in all of the Company's sites worldwide. For those enterprise customers that require custom features, the Company can deploy its professional services engineering resources to assist the customer on its development efforts. The Company also encourages application integration by assisting other software companies or MIS organizations in the integration process.

    The Company has created the UniTED Partners Program, which trains selected resellers in providing enterprise support. UniTED Partners are awarded TriTeal Certification after five days of support training for field engineers. The Company recommends certified UniTED Partners to its enterprise customers to address their training needs at three levels: end-user, developer and system administration.

RESEARCH AND DEVELOPMENT

    As of March 31, 1997, the Company employed 48 persons in its research and development organization. The Company believes that its future success depends in large part upon its ability to continue to enhance its existing products and to develop new products that maintain cross-platform technological competitiveness. The Company relies on extensive input concerning product development from the Company's customers communicated through the Company's sales and marketing organizations, as well as market research data. TriTeal's research and development efforts are directed at increasing product functionality, improving product performance, expanding the capabilities of its products to interoperate with other acquired technologies and developing new products.

    The Company's research and development organization consists of three groups: engineering, quality assurance and advanced research. These groups are dedicated to maintaining the Company's core products, engineering corrections to system defects, implementing performance enhancements and building complementary desktop services and applications. The Company seeks to support open systems standard software, while providing additional features and functionality that complement and enhance standardized software.

    Each of the client/server, desktop system software and Internet/intranet markets is characterized by rapid technological advances, evolving industry standards, changes in consumer expectations, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products as well as products currently under development obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving consumer requirements and achieve market acceptance. The Company's future success will also depend in part upon its ability to maintain and enhance its technology relationships in order to provide customers with integrated product solutions. The Company's ability to develop and introduce new products and enhancements on a timely basis may be adversely affected by a number of factors, including the ability of the Company's engineers to solve technical problems and to test products as well as business priorities in light of the availability of development and other resources and other factors, including factors that may be outside the control of the Company and factors discussed under the caption "Risk Factors" and elsewhere in this Report on Form 10-K. If the Company is unable to develop on a timely basis new software products or enhancements to existing products, if such new products or enhancements do not achieve market acceptance, or if the Company is unable to maintain its technology relationships, the Company's business, results of operations and financial condition will be materially and adversely affected.

    The Company's current products are designed to adhere to certain open systems standards, and current and future sales of the Company's products will be dependent, in part, on market acceptance of such standards. Emergence of new industry standards could require the Company to modify its products to adhere to such standards. There can be no assurance that the Company would be successful in incorporating new standards effectively or on a timely basis or that any resulting products would achieve commercial acceptance. Failure by the Company to effectively incorporate into its products new industry standards that are widely adopted in the markets served by the Company would have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

    The market in which the Company competes is characterized by rapidly changing technology and evolving standards. The Company's competitors and potential competitors, which include Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape") and the original CDE developers (Hewlett-Packard Company ("Hewlett-Packard"), IBM, Novell and Sunsoft, a subsidiary of Sun Microsystems, Inc.), have or may have a more established and larger marketing and sales organization, significantly greater financial and technical resources and a larger installed base of customers, as well as greater name recognition than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company or may be better positioned to achieve market acceptance of new technology or products. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of enterprise customers in the Company's markets. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's products are based in part on a non-exclusive license of the CDE industry standard. Each of the original CDE developers has developed or is developing unique implementations of CDE specific to its own UNIX platforms. Because CDE was developed as an open systems industry standard, any of the original CDE developers, or their assignees, other competitors or third-party licensees, may develop similar products or sell competing products in the Company's markets. In addition, the Company has developed its TED product based in part on a non-exclusive license of the CDE technology from Hewlett-Packard. Under the terms of the Company's license agreement with Hewlett-Packard, all modifications to the CDE developed by the Company are owned by the Company and are licensed back to Hewlett-Packard on a non-exclusive basis. There can be no assurance that one or more of these competitors and potential competitors will not develop or market products that would directly compete with the Company's products or license a third party to do so.

    The Company believes that the principal competitive factors affecting its market include adherence to open systems standards, product features and functionality, ability to integrate with third-party products, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential customers, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

    LICENSE AGREEMENTS AND INTELLECTUAL PROPERTY

    The Company relies on certain technology that it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology, if any, could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially and adversely affect the Company's business, results of operations and financial condition.

    The Company's principal product, TED, is based in part on X11, Motif and CDE standards specified and administered by X/Open Company, Ltd. Certain of the Company's third-party technology licensing agreements for implementation of these standards are summarized below:

    The Company has developed its TED product based in part on a non-exclusive license of CDE technology from Hewlett-Packard. Under the terms of the license agreement with Hewlett-Packard, all modifications to CDE developed by the Company are owned by the Company, and the Company granted to Hewlett-Packard a paid-up, non-exclusive, worldwide license to use, reproduce, distribute and prepare derivative works of such modifications in both source code and object code form. The Hewlett-Packard license agreement terminates in July 1997, subject to unlimited one-year extensions at the Company's option. The Hewlett-Packard license agreement is also terminable on breach, bankruptcy or cessation of business by either party. In addition, if an infringement action is brought against Hewlett-Packard relating to the CDE technology licensed by Hewlett-Packard to TriTeal and Hewlett-Packard is not able to procure for TriTeal the use of CDE, replace CDE with a non-infringing product or modify CDE to be non-infringing, then Hewlett-Packard may terminate TriTeal's rights to its CDE to the extent necessary to avoid infringement. In the event the Hewlett-Packard license agreement is terminated, the Company believes that it could successfully license comparable CDE technology from another source.

    In May 1996, the Company entered into a software license agreement with SCO, pursuant to which the Company granted to SCO a non-exclusive, royalty-free license to certain TriTeal desktop technology in exchange for the grant to the Company of a non-exclusive, royalty-free license to CDE, effective if SCO obtains the right to sublicense CDE. The SCO license agreement terminates in May 1999, subject to one-year extensions upon mutual agreement of the parties.

    Pursuant to a license agreement with The Open Group, the Company has licensed Motif applications from The Open Group on a non-exclusive basis. The license agreement is terminable by OSF in the event of default by the Company in its payment obligations or upon the Company's bankruptcy.

    In May 1995, TriTeal entered into a software license agreement with SPYRUS, pursuant to which SPYRUS granted to the Company a worldwide, non-exclusive, royalty-bearing license for SPYRUS' network security technology, which is the basis for the Company's TEDSECURE product. The SPYRUS license agreement terminates in May 2000, but may be extended for one-year terms at the Company's option, subject to the written consent of SPYRUS.

    Pursuant to an OEM source license agreement between the Company and Spyglass, Inc. ("Spyglass"), the Company licensed certain Internet/intranet component technologies from Spyglass, on a non-exclusive, royalty-bearing basis. The Spyglass license agreement terminates in September 1998, subject to one-year extensions at the Company's option. The Company has incorporated this technology from Spyglass into its TEDVISION product.

    While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, if at all.

    The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret, copyright law, confidentiality procedures and contractual provisions to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. To date, the Company has had no patents issued; however, it has three patent applications pending. There can be no assurance that any patents will issue from such applications or that others will not develop technologies that are similar or superior to the Company's technology. The Company believes the source code for the Company's proprietary software is protected both as a trade secret and copyright work. However, effective trademark, copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. The Company's policy is to enter into confidentiality agreements with its employees, consultants and vendors, and the Company generally controls access to, and distribution of, its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently.

    The Company may receive notices from third parties claiming that the Company's products infringe third-party proprietary or intellectual property rights. The Company expects that, as the number of software products in the industry increases and the functionality of these products or their implementation further overlaps, software products will increasingly be subject to such claims. Any such claim, with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. Consequently, any such litigation could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

    As of March 31, 1997, the Company had no part-time employees and 130 full-time employees, including 42 in sales and marketing, 61 in product development and support services and 27 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business and operations.

EXECUTIVE OFFICERS

    The executive officers of TriTeal Corporation and their ages as of June 27, 1997 are as follows:

       NAME                                      AGE      POSITION
       ------------------------------------   ---------   ----------------------------------------------------
       Jeffrey D. Witous...................      36       President, Chief Executive Officer
                                                           and Chairman of the Board
       Arthur S. Budman....................      35       Chief Financial Officer and Director
       Ronald B. Hegli.....................      36       Vice President, Engineering
       Robert D. Ruhe......................      39       Executive Vice President, Worldwide Field Operations
       Rand R. Schulman....................      44       Executive Vice President
       Garrett M. Thomas...................      52       Vice President, Corporate General Counsel
       Oran M. Thomas......................      34       Chief Technology Officer
       Gregory J. White....................      39       Chief Operating Officer and Secretary

    JEFFREY D. WITOUS co-founded the Company and has served as Chief Executive Officer since April 1995, Chairman of the Board since March 1994 and President since June 1996. From March 1994 to April 1995, Mr. Witous served as Executive Vice President of Business Development. Prior to joining the Company, Mr. Witous served as National Business Development Manager for Sun Microsystems Computer Corporation ("SMCC"), a subsidiary of Sun Microsystems, Inc. ("Sun"), a computer hardware, software and services company, from April 1991 to January 1994.

    ARTHUR S. BUDMAN joined the Company in November 1994, was appointed Chief Financial Officer in February 1995 and was elected to the Board of Directors in January 1996. From January 1985 to November 1994, he was employed by Ernst & Young LLP, a public accounting firm, serving most recently as Senior Manager. Mr.

Budman is co-founder of the San Diego Software Industry Council, a trade association for software companies. Mr. Budman is a certified public accountant.

    RONALD B. HEGLI has served as Vice President of Engineering since December 1996. From March 1994 to December 1996, Mr. Hegli held various engineering positions, including Manager of Development and Director of Engineering. From May 1988 to March 1994, Mr. Hegli was a Senior Engineer at Digital Equipment Corporation, where he was lead engineer for desktop environments, including the initial port of the CDE to the Alpha platform. From August 1983 to May 1988, Mr. Hegli was a senior engineer at General Electric Company, developing computer systems for nuclear power plant monitoring.

    ROBERT D. RUHE has served as Executive Vice President, Worldwide Field Operations, since September 1996. Mr. Ruhe served as Vice President of Federal Business from May 1995 to September 1996. From July 1992 to May 1995, he served as Manager of National Civilian Federal Sales for Sun Microsystems Federal Inc. From February 1981 to July 1992, he was employed by Digital Equipment Corporation, a computer manufacturer, where he served most recently as Strategic Federal Account Manager.

    RAND R. SCHULMAN has served as Executive Vice President since February 1996. From July 1994 to February 1996, he was Vice President of Marketing for the Company. From January 1992 to June 1994, Mr. Schulman served as Vice President of Sales and Marketing at Pages Software, a computer software company. Mr. Schulman was employed in various capacities from December 1983 to January 1992 by Island Graphics/Dainippon Screen Mfg. Co., a computer software company, serving most recently as General Manager and Senior Vice President.

    GARRETT L. THOMAS joined the Company in January 1997 as Vice President, Corporate General Counsel. For the past 13 years, he has held various legal positions with Sun, most recently as General Counsel of Sun's government operations. Prior to joining Sun, Mr. Thomas held various legal positions at software and telecommunications companies.

    ORAN M. THOMAS co-founded the Company and has served as Chief Technical Officer since April 1995. From January 1993 to November 1993, Mr. Thomas served as President and Secretary of the Company. From January 1993 to February 1995, he served as the Company's Chief Financial Officer. Mr. Thomas served as a director of the Company from January 1993 to January 1996. From January 1988 to September 1993, he served as Senior Software Engineer at Science Applications International Corporation, a software company, where he managed the multi-platform, commercial systems software development group.

    GREGORY J. WHITE co-founded the Company, has served as Chief Operating Officer since April 1995 and as Secretary since November 1993. From November 1993 to March 1994 and from April 1995 to June 1996, he served as President of the Company. From March 1994 to January 1995, Mr. White served as Chief Executive Officer for the Company. From July 1990 to September 1993, he held the position of Sales Executive for SMCC.

    Each officer serves at the discretion of the Board of Directors. The Company's By-laws permit the Board of Directors to establish by resolution the authorized number of directors, and the Company currently has four directors authorized. There are no family relationships among any of the directors or officers of the Company.

RISK FACTORS

Limited Operating History

    The Company was founded in January 1993 and commenced shipment of its initial software products in May 1993 and its current flagship product, TED, in August 1995. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based, making prediction of future operating results difficult, if not impossible. The Company's prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development, particularly those companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons and continue to upgrade its software products and services. There can be no assurance that the Company will be successful in addressing such risks. Although the Company has experienced revenue growth in recent periods, such growth rates should not be relied upon as indicative of future operating results, and there can be no assurance that the Company will be able to sustain revenue growth. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History of Operating Losses; Uncertainty of Future Operating Results

    Since its inception, the Company has incurred substantial costs to research, develop and enhance its technology and products, to recruit and train a marketing and sales group and to establish an administrative organization. As a result, the Company incurred net losses in its fiscal years ended March 31, 1997 and 1996. Through March 31, 1997 the Company had an accumulated deficit of $6.6 million. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it increases its sales and marketing activities, expands its operations and management and continues the development of its products and technologies. Accordingly, there can be no assurance that the Company will achieve or sustain profitability. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fluctuations in Quarterly Results

    The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues and operating results have generally been higher in the fourth fiscal quarter than in any preceding quarter of each fiscal year, due largely, the Company believes, to the positive effect of the Company's incentive sales compensation plans. In addition, as a result of the Company's incentive sales compensation plans, first fiscal quarter revenues in any year are typically lower than revenues in the immediately preceding fourth fiscal quarter. In fiscal 1997, however, revenues for the fourth quarter were approximately equal to third quarter revenues, and there can be no assurance that the historical patterns of operating results will be repeated in the future. In addition, the Company's sales are made predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Factors that may contribute to such fluctuations, in addition to incentive compensation, include seasonal factors, such as the fiscal year ends of the government and other customers and reduction in European business during summer months; the number of new orders and product shipments; the size and timing of individual orders; the timing of introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the Company's market; competition and pricing in the software industry; market acceptance of new products; new product introductions by competitors; product quality problems; customer order deferrals in anticipation of new products; changes in customer budgets or procurement practices; changes in operating expenses; changes in Company or customer strategies; personnel changes; changes in foreign currency exchange rates; changes in mix of products sold; and changes in general economic conditions.

    The Company's sales generally comprise a small number of orders with a large dollar amount per order. The loss or delay in receipt of individual orders, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes or lower revenues per order. For example, during the fourth quarter of fiscal 1997, the Company's revenues fell substantially short of anticipated levels due primarily to a failure to close an order from a government reseller. The Company's software products generally are shipped as orders are received and revenues are recognized upon delivery of the products, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to nine months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses substantially in excess of anticipated amounts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and support personnel. As a result of the foregoing factors, among others, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock in the public market. Due to all of the foregoing factors, among others, it is likely that, from time to time in the future, the Company's results of operations would be below the expectations of public market analysts and investors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer and Market Concentration

    A relatively small number of customers (primarily government resellers) account for a significant percentage of the Company's revenues. In fiscal 1997, two of the Company's government resellers, Sylvest Management and IBM, accounted for 37% and 36% of revenues, respectively. In fiscal 1996, sales to Logicon and AT&T accounted for 18% and 12% of revenues, respectively, and sales to the Company's top four customers accounted for approximately 45% of revenues. In fiscal 1995, sales to AT&T, IBM and British Columbia Telephone accounted for 29%, 12% and 11% of revenues, respectively. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of revenue for the foreseeable future. More than 30% of the Company's revenues during fiscal 1996 and more than 80% of its revenues during fiscal 1997 were derived indirectly through distributors from sales to departments and agencies of the U.S. Government. The Company believes that the success and further development of the Company's business will continue to be dependent, in significant part, upon its ability to continue such indirect sales. A significant reduction in the federal funds available for agencies and departments the Company is supplying, either through agency budget cuts by Congress or the imposition of budgetary constraints, or a determination by the Government that funding of such agencies and departments should be reduced or discontinued, would have a material adverse effect on the Company's results of operations. The future success of the Company will depend on its ability to obtain orders from new customers and successfully market its products in diverse industries. The loss of a major customer, failure to close a major order or any reduction, cancellation or delay in orders by such customers, or the failure of the Company to successfully market its products in existing targeted industry segments or new industry segments, would have a material adverse effect on the Company's business, results of operations and financial condition. For example, during the fourth quarter of fiscal 1997, the Company's revenues fell substantially short of anticipated levels due primarily to a failure to close an order from a government reseller, and there can be no assurance that delays, cancellations or failures to close orders will not occur in the future. Similarly, changes in government procurement practices have resulted in the past, and may result in the future, in losses or delays in orders. In addition, orders from government resellers and agencies of the U.S. government may subject the Company to other risks that are not typically present in commercial contracts, such as retroactive price adjustments and potential penalties, as well as the risk of termination at the convenience of the government. The occurrence of any one of these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company generally does not offer payment terms beyond 60 days; however, the Company's sales to government resellers and agencies of the U.S. government typically have longer payment cycles. Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. Government, the Company's largest receivables tend to have lengthy collection cycles. At March 31, 1997, approximately 87% of the Company's outstanding trade receivables were from government resellers and agencies of the U.S. Government. See Note 6 of Notes to Consolidated Financial Statements. To date, the impact of such lengthy collection cycles has not been material to the Company's working capital requirements; however, there can be no assurance that future delays in payment will not adversely affect the Company's ability to meet its anticipated liquidity needs.

    Because a large portion of the Company's revenues are currently derived from enterprises that support UNIX operating systems, a significant decline in the UNIX operating systems market would have a material adverse effect on the Company's business, results of operations and financial condition. Similarly, widespread adoption of other desktop system software and operating environments, such as Windows NT, Java-based operating environments or other technologies, could create a more homogeneous environment throughout an enterprise, which would have a material adverse effect on the Company's business, results of operations and financial condition.
See " - Customers and Markets."

Dependence on Growth of Desktop System and Client/Server Market

    All of the Company's business is in the desktop system and client/server application software markets, which are still emerging markets that are intensely competitive, highly fragmented and subject to rapid change. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments, the continued use by these organizations of a variety of incompatible computing technologies and commercial acceptance of the Company's products as a desktop systems software solution to address these problems of fragmentation. There can be no assurance that the desktop system and client/server application software markets will maintain their current level of growth or that they will continue to be heterogeneous or that the Company's principal product, TED, will be widely adopted. If the desktop system and client/server application software markets fail to grow or grow more slowly or if the enterprise environment becomes more homogeneous than the Company currently anticipates, or if the Company's products are not widely adopted, the Company's business, results of operations and financial condition would be materially adversely affected. The Company has spent, and intends to continue to spend, significant resources educating potential customers about the benefits of its products. However, there can be no assurance that such expenditures will enable the Company's products to achieve any additional degree of market acceptance. See " Customers and Markets."

    Certain of the Company's products and products in development are intended for use with the Internet/intranet. The success of the Company's products and products in development, if commercially released, may depend, in part, on their compatibility with the Internet. The commercial market for products and services designed for use with the Internet/intranet has only recently began to experience rapid growth, and there can be no assurance that this growth pattern will continue. To the extent that the Internet continues to experience rapid growth in the level of use and the number of users, there can be no assurance that the Internet infrastructure will be able to support the demands of such growth or will not otherwise lose its utility due to delays in the development and adoption of new standards and protocols required to handle increased levels of activity or due to increased government regulation. It is difficult to predict with any assurance whether the demand for Internet-related products and services will increase or decrease in the future. There can be no assurance that the Company will be able to successfully compete in the market for Internet-related products and services without substantial modification or customization of the Company's products or services or the introduction of new products and services.

Reliance on Certain Relationships

    In connection with the Company's TED family of products, the Company has established strategic relationships with a number of organizations that it believes are important to its ability to enhance its worldwide sales, marketing and support activities as well as to develop and market enhancements and new applications for its products. The Company's indirect channel relationships provide marketing and sales opportunities for the Company's direct sales force and expand distribution of its products. These relationships also assist the Company in keeping pace with technological and marketing developments and the needs of major customers and vendors. There can be no assurance that the Company will be able to continue to successfully manage its strategic relationships or that any customer, system integrator or distributor will continue to market or to purchase the TED family of products or that the Company will be successful in establishing strategic relationships in connection with its SoftNC technology or products. The failure by the Company to maintain these relationships or the failure to establish new relationships in the future could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that these events will not occur in the future. See " - Marketing and Sales."

    The Company licenses technology from OEMs and other third parties to enable the Company to develop new applications for its products. Such licenses are terminable on the occurrence of certain events. This software is then integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments until equivalent technology, if any, could be identified, licensed and integrated. Any such delays or reductions in product shipments could materially and adversely affect the Company's business, results of operations and financial condition.

Industry Conditions, New Product Development and Technological Change

    The client/server and desktop system software market is characterized by rapid technological advancements, evolving industry standards, changes in consumer expectations and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. Accordingly, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving consumer requirements and achieve market acceptance. The Company's future success will also depend in part upon its ability to maintain and enhance its technology relationships in order to provide customers with integrated product solutions. The Company's ability to develop and introduce new products and enhancements on a timely basis may be adversely affected by a number of factors, including the ability of the Company's engineers to solve technical problems and to test products, as well as business priorities in light of the availability of development and other resources and other factors, including factors that may be outside the control of the Company. If the Company is unable to develop on a timely basis new software products or enhancements to existing products, if such new products or enhancements do not achieve market acceptance, or if the Company is unable to maintain its technology relationships, the Company's business, results of operations and financial condition will be materially and adversely affected. See " - Products and Technologies" and " - Research and Development."

    The Company's current products are designed to adhere to certain open systems standards, and current and future sales of the Company's products will be dependent, in part, on market acceptance of such standards. Emergence of new industry standards could require the Company to modify its products to adhere to such standards. There can be no assurance that the Company would be successful in incorporating new standards effectively or on a timely basis or that any resulting products would achieve commercial acceptance. Failure by the Company to effectively incorporate into its products new industry standards that are widely adopted in the markets served by the Company would have a material adverse effect on the Company's business, results of operations and financial condition.

Product Concentration

    To date, substantially all of the Company's revenues have been attributable to sales of licenses of the TED family of products and related services. The Company has not introduced for commercial sale any products based on, or recognized any revenues from licenses of, its SoftNC technology. The Company currently expects the TED family of products and related services to account for substantially all of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for the TED products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the TED family of products and related services and on the Company's ability to develop and commercialize products based on the Company's SoftNC technology. There can be no assurance that the Company will continue to be successful in developing and marketing the TED family of products and related services, or that the Company will be successful in developing and marketing products based on the Company's SoftNC technology. See " - Products and Technologies."

Competition

    The market in which the Company competes is characterized by rapidly changing technology and evolving standards. The Company's competitors and potential competitors, which include Microsoft, Netscape, and the original CDE developers (Hewlett-Packard, IBM, Novell, and Sunsoft, a subsidiary of Sun), have or may have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers, as well as greater name recognition than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company or may be better positioned to achieve market acceptance of new technology or products. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the enterprise customers in the Company's markets. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive factors faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition. See " - Competition."

    The Company's products are based in part on a non-exclusive license of the CDE industry standard. Each of the original CDE developers has developed or is developing unique implementations of CDE specific to its own UNIX platforms. Because CDE was developed as an open systems industry standard, any of the original CDE developers or their assignees, other competitors or third-party licensees, may develop similar products or sell competing products in the Company's markets. In addition, the Company has developed its TED product based in part on a non-exclusive license of the CDE technology from Hewlett-Packard. Under the terms of the Company's license agreement with Hewlett-Packard, all modifications to the CDE developed by the Company are owned by the Company and are licensed back to Hewlett-Packard on a non-exclusive basis. There can be no assurance that one or more of these competitors and potential competitors will not develop or market products that would directly compete with the Company's products or license a third party to do so.

Management of Growth

    The Company has recently experienced a period of significant growth in total revenues that has placed and is expected to continue to place a significant strain upon its managerial, financial and operational resources. To manage its expansion, the Company must improve these resources on a timely basis and continue to expand, train and manage its employee base. In addition, the Company will be required to manage multiple relationships with various customers, distribution channels, technology licensors and licensees and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to fully exploit any future market opportunity for the Company's products and services or successfully manage relationships with its customers, distribution channels, technology licensors and licensees or other third parties. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization. If the Company is unable to manage expansion effectively, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance, however, that such expansion or growth will occur. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lengthy Sales and Implementation Cycle

    The licensing of the Company's products by its customers typically involves a significant technical evaluation and commitment of capital and other resources, with delays frequently associated with customers' internal procedures to approve large capital expenditures and to test and accept new technologies that affect key operations, particularly with respect to government sales. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks. For example, during the fourth quarter of fiscal 1997, the Company's revenues fell substantially short of anticipated levels due primarily to a failure to close an order from a government reseller. There can be no assurance that the Company will not experience these and additional cancellations, delays or failures to close orders in the future. Because of the lengthy sales cycle and the large size of many customers' orders, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially and adversely affected.

Evolving Distribution Channels

    The Company's strategy is to leverage its sales and marketing through its indirect channel relationships, which include OEMs, VARs and system integrators, that distribute or resell the Company's products in their respective markets. To the extent that average selling prices through indirect channel relationships decline relative to the Company's direct sales in the future, the Company's average selling prices and gross margins may be materially and adversely affected.

    In addition, the Company's agreements with indirect channel entities typically do not restrict such entities from distributing competing products and, in many cases, may be terminated by either party without cause. Furthermore, in some cases the Company has granted exclusive distribution rights that are limited by territory and in duration, and such agreements typically do not require any minimum purchase volumes; therefore, there can be no assurance that these relationships will produce significant revenues in the future. Consequently, the Company may be adversely affected should any indirect channel entity fail to adequately penetrate its market segment. Failure to recruit, manage or retain important indirect channel entities, or to manage conflict within the channel, could materially and adversely affect the business, results of operations and financial condition of the Company.

    The Company plans to expand its direct sales force. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated or that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage the expansion of its direct sales force could have a material adverse effect on the Company's business, results of operations and financial condition. See " Marketing and Sales."

Dependence on Key Personnel

    The Company's performance and prospects are substantially dependent on the continued service of its executive officers and key technical and sales and marketing personnel, most of whom have worked together for only a short period of time. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate highly qualified personnel, especially its management and technical and sales personnel. The Company has "key person" life insurance policies on certain of its executive officers. Even so, the loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company.

    The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to identify, attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations and financial condition.

Dependence on Proprietary Technology; Risks of Infringement

    The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret, copyright law, confidentiality procedures and contractual provisions to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. To date, the Company has had no patents issued; however, it has three patent applications pending. There can be no assurance that any patents will be issued from such applications or that others will not develop technologies that are similar or superior to the Company's technology. The Company believes the source code for the Company's proprietary software is protected both as a trade secret and copyright work. However, effective trademark, copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. The Company's policy is to enter into confidentiality agreements with its employees, consultants and vendors, and the Company generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties or that third parties will not be able to develop similar technology independently.

    The Company may receive notices from third parties claiming that the Company's products infringe third-party proprietary or intellectual property rights. The Company expects that, as the number of software products in the industry increases and the functionality of these products or their implementation further overlaps, software products will increasingly be subject to such claims. Any such claim, with or without merit, could result in costly litigation and may require the Company to enter into royalty or licensing arrangements. However, such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. Consequently, any such litigation could have a material adverse effect on the Company's business, results of operations and financial condition. See " - License Agreements and Intellectual Property."

International Operations

    Although, to date, the Company has not made a significant percentage of its sales internationally, a significant portion of the Company's customer base are large multinational companies. To meet the needs of such companies, both domestically and internationally, the Company must directly or indirectly provide worldwide sales and product support services. In April 1997, the Company relocated the European headquarters of its European subsidiary, TriTeal B.V., from the Netherlands to the United Kingdom and closed the Netherlands facility. The European operations are responsible for generating and fulfilling customer demand and supporting indirect channel activities. In addition, the Company's marketing department supports European activities from the Company's headquarters in Carlsbad, California. The Company intends to enter additional international markets and to continue to expand its international operations and direct and indirect sales and marketing activities worldwide, which will require significant management and financial resources and could adversely affect the Company's business, results of operations and financial condition. The Company has committed and intends to continue to commit significant time and financial resources to developing international sales and support channels. To the extent that the Company is unable to expand its international sales organization in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, results of operations and financial condition could be materially and adversely affected.

     There can be no assurance that the Company will be able to maintain or increase international market demand for its products. Risks inherent in the Company's international business activities generally include currency fluctuations, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of and the Company's limited experience in localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially weaker protection for intellectual property in certain foreign countries, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws and practices. To date, substantially all of the Company's international revenues have been denominated in U.S. dollars. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in future currency exchange rates will not have a material adverse effect on revenues from international sales and thus the Company's business, results of operations and financial condition. There can be no assurance that any of such factors will not have a material adverse effect on the Company's future international operations and, consequently, the Company's business, results of operations and financial condition. See " - Marketing and Sales" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk of Product Defects

    Software products as complex as those offered by the Company frequently contain errors or may fail, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company may discover software errors in its new products or enhancements after their release, possibly resulting in a loss or delay of recognition of revenues. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, results of operations and financial condition. See " - Research and Development."

Product Liability

The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition.

Potential Volatility of Stock Price

    The market price of the Company's Common Stock has been, and may continue to be, highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software or services by the Company or its competitors, changes in or failure of the Company to meet financial estimates by securities analysts, general market conditions or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation has often been initiated. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Future Capital Needs; Uncertainty of Additional Financing

     The Company's operations to date have required substantial amounts of capital. The Company expects to spend substantial funds to support the growth of its products, to develop new products, to add enhancements and additional applications to its products and to expand internationally. The Company anticipates that its existing capital resources and credit facilities should enable it to maintain its current and planned operations for at least the next 12 months.

    The Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the commercial acceptance of its products, the resources the Company devotes to advanced technologies and the demand for its products. To the extent that funds generated from operations and available credit facilities are insufficient, the Company will have to raise additional funds to meet its capital requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of its products. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Antitakeover Provisions

    Certain provisions of the Company's Certificate of Incorporation and By-laws, as well as provisions of Delaware law, could discourage potential acquisition proposals and delay or prevent a change in control of the Company. For example, the Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of Preferred Stock and to determine the designations, price, rights, powers, preferences, privileges and limitations, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the Rights of the holders of any Preferred Stock that may be issued in the future. The Certificate of Incorporation and By-laws, among other things, provide for a classified Board of Directors, require that stockholder actions occur at duly called meetings of the stockholders, provide that special meetings of stockholders may be called only by the Chairman of the Board of Directors, the Chief Executive Officer or a majority of the Board of Directors, do not permit cumulative voting in the election of directors and require advance notice of stockholder proposals and director nominations. These provisions, as well as certain applicable provisions of Delaware law, could serve to depress the Company's stock price or discourage a hostile bid in which stockholders could receive a premium for their shares. In addition, these provisions could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, or delay, prevent or deter a merger, acquisition or tender offer in which the Company's stockholders could receive a premium for their shares, or a proxy contest for control of the Company or other change in the Company's management.

ITEM 2. PROPERTIES

    At March 31, 1997, the Company leased approximately 32,000 square feet of office space for its corporate headquarters in Carlsbad, California, under operating leases expiring at various dates through 1999. At the same date, the Company also occupied approximately 8,500 square feet of office space under lease and rental agreements in various locations across the United States in support of its regional activities and approximately 3,000 square feet of office space in the Netherlands and the United Kingdom.

    In April 1997, the Company signed a 10-year lease agreement for approximately 51,000 square feet of office space intended for use as the new corporate headquarters in Carlsbad, California. Under the terms of the lease, which is scheduled to commence in April 1998, the Company is committed to future lease payments aggregating approximately $11.2 million through fiscal 2008.

    In April 1997, the Company elected to close its 2,600 square-foot facility in the Netherlands and relocate its European headquarters to the United Kingdom. In May 1997, the Company terminated its current lease for a 400-square foot office building in the United Kingdom and signed a new lease in the United Kingdom for a 1,400 square- foot facility. Under the terms of the lease, the Company is committed to future lease payments aggregating approximately $116,000 through fiscal 2001.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock commenced trading on the Nasdaq National Market on August 7, 1996 under the symbol "TEAL." The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock, as reported by the Nasdaq National Market.

         YEAR ENDED MARCH 31, 1997                                             HIGH               LOW
         --------------------------------------------------------------    -------------      -------------
         Second Quarter (commencing August 7, 1996) ...................    $   15.75          $    8.00
         Third Quarter ................................................        21.75              12.25
         Fourth Quarter................................................        23.25               5.50

    The last reported sale price of the Common Stock on the Nasdaq National Market on June 19, 1997 was $9.62 per share. As of June 19, 1997, there were approximately 178 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's line of credit agreement currently prohibits the payment of cash dividends on its capital stock without the consent of the lender.

RECENT SALES AND ISSUANCES OF UNREGISTERED SECURITIES

    From April 1, 1996 to March 31, 1997, the Registrant has sold and issued (without payment of any selling commission to any person) the following unregistered securities:

    1. During the period, the Registrant granted incentive stock options to employees, officers and, directors of the Company under its 1995 Stock Option Plan (the "1995 Plan") covering an aggregate of 513,797 shares of the Company's Common Stock. Certain of these options vest over a period of time following their respective dates of grant.

    2. During the period, 21,696 unregistered shares of Common Stock were issued upon exercise of stock options by employees for an aggregate exercise price of $5,424.

    3. In February 1997, 32,277 shares of Common Stock were issued to Imperial Bank upon exercise of a warrant for an aggregate exercise price of $68,750.

    4. In June 1996, pursuant to the terms of an equity financing of the Company, the Registrant issued 566,164 shares of the Company's Series C Preferred stock to a group of investors, including a director of the Company, for $3,963,148 in cash.

    The sales and issuances of securities in the transactions described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

    With respect to the grant of stock options described in paragraph (1) above, exemption from registration under the Securities Act was unnecessary in that none of such transactions involved a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

    The sales and issuances of securities in the transactions described in paragraphs (3) and (4) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

    The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data are derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this Report on Form 10-K.

                                                   YEARS ENDED MARCH 31,
                                        --------------------------------------------
                                          1997        1996        1995        1994
                                        --------    --------    --------    --------
                                            (In thousands, except per share data)
Revenues:
  License fees ......................   $ 13,704    $  6,750    $  2,575    $    148
  Maintenance and services ..........      2,121       1,471       1,535         285
                                        --------    --------    --------    --------
          Total revenues ............     15,825       8,221       4,110         433
Costs of revenues:
  Cost of license fees ..............      2,719       1,751         785           3
  Cost of maintenance and services ..        676         421         384         192
                                        --------    --------    --------    --------
          Total costs of revenues ...      3,395       2,172       1,169         195
                                        --------    --------    --------    --------
          Gross profit ..............     12,430       6,049       2,941         238
Operating expenses:
  Research and development ..........      2,499       2,391         485           8
  Selling, general and administrative     12,742       8,569       2,290          99
                                        --------    --------    --------    --------
          Total operating expenses ..     15,241      10,960       2,775         107
                                        --------    --------    --------    --------
Operating income (loss) .............     (2,811)     (4,911)        166         131
Interest income (expense), net ......        901         (26)         (2)         --
                                        --------    --------    --------    --------
Income (loss) before provision for
  (benefit from) income taxes .......     (1,910)     (4,937)        164         131
Provision for (benefit from)
  income taxes ......................         --         (95)         48          56
                                        --------    --------    --------    --------
Net income (loss) ...................   $ (1,910)   $ (4,842)   $    116    $     75
                                        ========    ========    ========    ========
Net income (loss) per share (2) .....   $  (0.23)   $  (0.72)   $   0.02    $   0.01
                                        ========    ========    ========    ========
Shares used in computing net income
   (loss) per share (2) .............      8,428       6,712       6,503       6,463
                                        ========    ========    ========    ========


                                                        MARCH 31,
                                        --------------------------------------------
                                          1997        1996        1995        1994
                                        --------    --------    --------    --------
                                                     (In thousands)
Cash, cash equivalents and short-term
   investments ......................   $ 42,864    $    301    $  1,225    $     22
Working capital .....................     46,223         428       1,541          95
Total assets ........................     55,701       6,636       3,155         238
Long-term debt, less current portion          --         243         120          79
Total stockholders' equity ..........     48,116       1,269       1,740          85

(1) The Company was incorporated on January 14, 1993, but did not commence operations until after March 31, 1993. Accordingly, there were no results of operations for the period from January 14, 1993 (inception) through March 31, 1993, and no balance sheet data at March 31, 1993.

(2) See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors, including those set forth below and as well as those discussed under the caption "Risk Factors" in Item 1 of this Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report on Form 10-K.

OVERVIEW

    TriTeal develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company was founded in January 1993, commenced operations in April 1993 and released its first product in May 1993. In August 1995, the Company introduced its current flagship product, TED. The Company's current products are based, in part, on certain technologies licensed from Hewlett-Packard, Spyglass, SPYRUS and other technology vendors. The Company's revenues historically have been derived from two principal sources: (i) license fees for the use of the Company's software products, and (ii) maintenance agreements and software development contract revenues. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the TED family of products and related services. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future. TriTeal recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications. The Company has not introduced for commercial sale any products based on, or recognized any revenues from licenses of, its SoftNC technology. Revenues from software licenses are generally recognized upon shipment of software. Revenues from maintenance agreements are recognized over the contract terms, which generally is one year. Software development contract revenues are recognized using the percentage-of-completion method. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net revenues represented by each item reflected on the Company's Statements of Operations.

                                             YEARS ENDED MARCH 31,
                                          --------------------------
                                          1997       1996       1995
                                          ----       ----       ----
Revenues:
  License fees ......................       87%        82%        63%
  Maintenance and services ..........       13         18         37
                                          ----       ----       ----
          Total revenues ............      100        100        100
Costs of revenues:
  Cost of license fees ..............       17         21         19
  Cost of maintenance and services ..        4          5          9
                                          ----       ----       ----
          Total cost of revenues ....       21         26         28
                                          ----       ----       ----
          Gross profit ..............       79         74         72
Operating expenses:
  Research and development ..........       16         29         12
  Selling, general and administrative       81        104         56
                                          ----       ----       ----
          Total operating expenses ..       97        133         68
                                          ----       ----       ----
          Operating income (loss) ...      (18)       (59)         4
Interest income, net ................        6         --         --
                                          ----       ----       ----
Income (loss) before provision for
   income taxes .....................      (12)       (59)         4
Provision for  income taxes .........       --         --          1
                                          ----       ----       ----
Net income (loss) ...................      (12)%      (59)%        3%
                                          ====       ====       ====

YEARS ENDED MARCH 31, 1997, 1996 AND 1995

Revenues

    The Company's total revenues increased to $15.8 million in fiscal 1997 from $8.2 million in fiscal 1996 and $4.1 million in fiscal 1995. During fiscal 1997, two of the Company's government resellers, Sylvest Management and IBM, accounted for 37% and 36% of revenues, respectively. License fees increased to $13.7 million in fiscal 1997 from $6.8 million in fiscal 1996 and $2.6 million in fiscal 1995. During the years ended March 31, 1997, 1996 and 1995, license fees aggregated 87%, 82% and 63% of total revenues, respectively. These increases in license fees were due primarily to increased market acceptance of the Company's existing products, introduction of enhanced and new products and expansion of the Company's direct sales force. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $2.1 million in fiscal 1997 from $1.5 million in each of fiscal 1996 and fiscal 1995. Maintenance, which consists primarily of technical support, increased to $1.7 million in fiscal 1997 from $752,000 in fiscal 1996 and $267,000 in fiscal 1995. The increase in maintenance revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future; however, it may enter into such contracts in special situations where such software development may be necessary or where the technology may allow the Company to introduce new products, penetrate new markets or establish strategic relationships.

Cost of Revenues

    The Company's total cost of revenues increased to $3.4 million in fiscal 1997 from $2.2 million in fiscal 1996 and $1.2 million in fiscal 1995. As a percentage of revenues, gross margin increased to 79% in fiscal 1997 from 74% in fiscal 1996 and 72% in fiscal 1995. The annual increases in gross margin were a result of the shift in revenue mix to software license revenues, which typically have higher gross margins, as well as lower average third-party royalty rates. There can be no assurance that gross margins will remain at this level in the future. The cost of license fees, which consists primarily of third-party royalties for licensed technology, related maintenance charges, and media and documentation, increased to $2.7 million in fiscal 1997 from $1.8 million in fiscal 1996 and $785,000 in fiscal 1995. These increases in the cost of license fees were due principally to a higher volume of sales of licenses. The cost of maintenance and services, which consists primarily of labor and services, increased to $676,000 in fiscal 1997 from $421,000 in fiscal 1996 and $384,000 in fiscal 1995. These increases in the cost of maintenance and services were due primarily to an increase in the number of customer support and development personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities.

Research and Development

    Research and development expenses include expenses associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. In accordance with Statement of Financial Accounting Standards No. 86, development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, no costs have been capitalized. Research and development expenses increased to $2.5 million in fiscal 1997 from $2.4 million in fiscal 1996 and $485,000 in fiscal 1995. The increases in research and development expenses were attributable primarily to the development of the Company's research and development organization and reflect the increased costs associated with both additional headcount as well as expanded research and development efforts. The increase from fiscal 1996 to fiscal 1997 was offset in large part by an $800,000 non-recurring charge in fiscal 1996 related to license fees for certain Internet/intranet technologies. Research and development expenses represented 16%, 29% and 12% of total revenues in fiscal 1997, 1996 and 1995, respectively. The Company believes that a significant level of investment for product development is required and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to increase in absolute dollars.

Selling, General and Administrative

    Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional expenses and occupancy costs. Selling, general and administrative expenses increased to $12.7 million in fiscal 1997 from $8.6 million in fiscal 1996 and $2.3 million in fiscal 1995. The increases in selling, general and administrative expenses were due primarily to the hiring of additional sales and marketing personnel, sales commissions and bonuses associated with increased sales volume, increased travel associated with additional headcount and increased sales volumes, additional promotional activities and, to a lesser degree, increased administrative personnel and occupancy costs. The Company believes that selling, general and administrative expenses will increase in absolute dollars as the Company expands its sales and administrative staff, adds infrastructure and incurs additional costs related to being a publicly-held company.

Interest Income (Expense), Net

    Interest income (expense), net represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part by interest expense on the Company's borrowings, principally its equipment loan and line of credit. Net interest income was $901,000 during fiscal 1997 compared to net interest expense of $26,000 and $2,000 during fiscal 1996 and 1995, respectively. This increase was attributable to earnings on the proceeds from the Company's initial public offering in August 1996 and follow-on public offering in February 1997, which together generated approximately $44.7 million in cash proceeds.

Income Taxes

    At March 31, 1997, the Company had net operating loss carryforwards for federal and state tax reporting purposes of approximately $6.7 million and $3.7 million, respectively. The Company also had research and development credit carryforwards for federal and state tax reporting purposes of approximately $229,000 and $127,000, respectively. Utilization of the carryforwards may be subject to annual limitations due to changes in the Company's ownership resulting from the Company's initial public offering and follow-on public offering. See Note 8 of Notes to Consolidated Financial Statements. The net operating loss carryforwards expire, if not utilized, at various dates through 2010 and 2000 for federal and state tax reporting purposes, respectively. A valuation allowance has been recorded for the entire net deferred tax asset as a result of uncertainties regarding the realization of the asset due to the limited operating history of the Company. See Note 8 of Notes to Consolidated Financial Statements.

    The Company had an effective tax rate of approximately 29% in fiscal 1995. This rate differs from the federal statutory rate primarily due to state income taxes and permanent differences.

FACTORS AFFECTING OPERATING RESULTS

    The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues and operating results have generally been higher in the fourth fiscal quarter than in any preceding quarter of each fiscal year, due largely, the Company believes, to the positive effect of the Company's incentive sales compensation plans. In addition, as a result of the Company's incentive sales compensation plans, first fiscal quarter revenues in any year are typically lower than revenues in the immediately preceding fourth fiscal quarter. In fiscal 1997, however, revenues for the fourth quarter were approximately equal to third quarter revenues, and there can be no assurance that the historical patterns of operating results will be repeated in the future. In addition, the Company's sales are made predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Factors that may contribute to such fluctuations, in addition to incentive compensation, include seasonal factors, such as the fiscal year ends of the government and other customers and reduction in European business during summer months; the number of new orders and product shipments; the size and timing of individual orders; the timing of introduction of products or product enhancements by the Company, the Company's competitors or other providers of hardware, software and components for the Company's market; competition and pricing in the software industry; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by competitors; product quality problems; customer order deferrals in anticipation of new products; changes in customer budgets or procurement procedures; changes in operating expenses; changes in Company or customer strategy; personnel changes; changes in foreign currency exchange rates; changes in mix of products sold; and changes in general economic conditions.

    The Company's sales generally comprise a small number of orders with a large dollar amount per order. The loss or delay in receipt of individual orders, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes or lower revenues per order. For example, during the fourth quarter of fiscal 1997, the Company's revenues fell substantially short of anticipated levels due primarily to a failure to close an order from a government reseller, and there can be no assurance that delays, cancellations or failures to close orders will not occur in the future. The Company's software products generally are shipped as orders are received, and revenues are recognized upon delivery of the products, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to nine months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses substantially in excess of anticipated amounts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and support personnel. As a result of the foregoing factors, among others, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock in the public market. Due to all of the foregoing factors, among others, it is likely that, from time to time in the future, the Company's results of operations would be below the expectations of public market analysts and investors.

    The Company has recently experienced a period of significant growth in total revenues that has placed and is expected to continue to place a significant strain upon its managerial, financial and operational resources. To manage its expansion, the Company must improve these resources on a timely basis and continue to expand, train and manage its employee base. In addition, the Company will be required to manage multiple relationships with various customers, distribution channels, technology licensors and licensees and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to fully exploit any future market opportunity for the Company's software products and services or successfully manage relationships with its customers, distribution channels, technology licensors and licensees or other third parties. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, implement and manage new distribution channels to penetrate different and broader markets and expand its support organization. If the Company is unable to manage expansion effectively, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance, however, that such expansion or growth will occur.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of the Company's initial and follow-on public offerings of Common Stock and private sales of Preferred Stock, sales of its software products and services, as well as borrowings under its bank credit facility.

    In August 1996, the Company completed the initial public offering of 2,875,000 shares of its Common Stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $20.4 million. In February 1997, the Company completed a follow-on public offering of its Common Stock, generating net proceeds of approximately $24.3 million.

    Net cash used for operating activities was $4.2 million, $4.6 million and $23,000 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The net cash used during fiscal 1997 and fiscal 1996 reflects primarily net losses incurred and increases in accounts receivable and prepaid expenses and other current assets, which were partially offset by increases in accrued compensation and related benefits and deferred revenues. Net cash used during fiscal 1995 reflects primarily an increase in accounts receivable, which was partially offset by net income generated as well as an increase in accrued compensation and related benefits and deferred revenue. The Company generally does not offer payment terms beyond 60 days; however, the Company's sales to government resellers and agencies of the U.S. government typically have longer payment cycles. Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. Government, the Company's largest receivables tend to have lengthy collection cycles. At March 31,1997, approximately 87% of the Company's outstanding trade receivables were from government resellers and agencies of the U.S. Government. See Note 6 of Notes to Consolidated Financial Statements. To date, the impact of such lengthy collection cycles has not been material to the Company's working capital requirements; however, there can be no assurance that future delays in payment will not adversely affect the Company's ability to meet its anticipated liquidity needs.

    Investing activities used net cash of $32.7 million in fiscal 1997, and consisted primarily of the purchase of short-term investments and, to a lesser extent, the purchase of property and equipment. Investing activities used $1.0 million and $407,000 in fiscal 1996 and 1995, respectively, and consisted primarily of the purchase of property and equipment. Capital expenditures have generally consisted of computer workstations, networking equipment, office furniture and equipment and leasehold improvements. The Company had no material firm commitments for capital expenditures at March 31, 1997, but expects to purchase additional computer equipment and to enhance its management information systems throughout fiscal 1998.

    Financing activities generated $48.2 million during fiscal 1997 from the issuance of Preferred Stock and Common Stock, offset in part by repayments of long-term debt. Since inception, the Company had raised $9.4 million from the sale of Preferred Stock and $44.7 million from the sale of Common Stock in the Company's initial and follow-on offerings. Financing activities generated cash of $4.7 million and $1.6 million in fiscal 1996 and 1995, respectively, from the issuance of Preferred Stock and from the net proceeds of long-term debt. At March 31, 1997, the Company had $42.9 million in cash, cash equivalents and short-term investments and $46.2 million of working capital. The Company has a $3.0 million revolving bank credit facility which expires on October 30, 1997. Borrowings are secured by substantially all Company assets. At March 31, 1997, there were no amounts outstanding under the facility.

    As of March 31, 1997, the Company's principal commitments consisted of obligations under operating leases, aggregating $1.4 million. In April 1997, the Company signed a 10-year lease agreement for approximately 51,000 square feet of office space intended for use as a new corporate headquarters in Carlsbad, California. Under the terms of the lease, which is scheduled to commence in April 1998, the Company is committed to future minimum lease payments aggregating approximately $11.2 million through fiscal 2008.

     The Company's operations to date have required substantial amounts of capital. The Company expects to spend substantial funds to support the growth of its products, to add enhancements and additional applications to its products and to expand internationally. The Company believes that its current cash, cash equivalents and short-term investments, along with its available credit facility, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. The estimate of the period for which the Company expects its available cash balances and credit facilities to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 1 under the caption "Business - Risk Factors" and elsewhere in this Report on Form 10-K. The Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the commercial acceptance of its products, the resources the Company devotes to advanced technologies and the demand for its products. To the extent that funds generated from operations are insufficient, the Company will have to raise additional funds to meet its capital requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may have to, among other things, reduce substantially or eliminate expenditures for the development and marketing of its products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and Notes thereto, together with the independent auditor's report thereon, appear at pages F-1 through F-14 of this Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Election of Directors - Nominees" contained in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended March 31, 1997 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Executive Officers" at the end of Part I, Item 1 of this Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Compliance with the Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report on Form 10-K.

         Consolidated Financial Statements of TriTeal Corporation
         --------------------------------------------------------
         Report of Ernst & Young LLP, Independent Auditors.....................................................F-1
         Consolidated Balance Sheets as of March 31, 1997 and 1996.............................................F-2
         Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995...............F-3
         Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995.....F-4
         Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995...............F-5
         Notes to Consolidated Financial Statements............................................................F-6

    2.  FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted because they are not required, are not applicable, or the information is included in the Consolidated Financial Statements or notes thereto.

    3.  INDEX TO EXHIBITS

   EXHIBIT
  REFERENCE                              EXHIBIT DESCRIPTION
  ---------   -------------------------------------------------------------------------------------------
     3.1      Registrant's Certificate of Incorporation (2)
     3.2      Registrant's By-laws (3)
     4.1      Reference is made to Exhibits 3.1 and 3.2
     4.2      Specimen stock certificate (1)
   *10.1      Form of Indemnity Agreement entered into between the Registrant and its directors and officers. (1)
   *10.2      1995 Stock Option Plan (1)
   *10.3      Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan (1)
   *10.4      Form of Nonstatutory Stock Option Agreement under the 1995 Stock Option Plan (1)
   *10.5      Form of Nonstatutory Stock Option Agreement outside the 1995 Option Plan (1)
   *10.6      Form of NonQualified Stock Option Agreement outside the 1995 Stock Option Plan (1)
   *10.7      1996 Employee Stock Purchase Plan (1)
   *10.8      Form of Employee Stock Purchase Plan Offering (1)
   *10.9      Form of Restricted Stock Purchase Agreement (1)
    10.10     Series A Preferred Stock Purchase Agreement, dated January 10, 1995, between the
              Registrant and certain investors (1)
    10.11     Series B Preferred Stock Purchase Agreement, dated September 30, 1995, between the
              Registrant and certain investors (1)
    10.12     Series C Preferred Stock Purchase Agreement, dated June 7, 1996, between the Registrant and certain investors (1)
    10.13     Investors' Rights Agreement, dated June 7, 1996, between the Registrant and certain investors (1)
    10.14     Imperial Bank Credit Terms and Conditions, dated April 4, 1995 as amended (1)
    10.15     Warrant to Purchase Common Stock, dated May 5, 1995, between the Registrant and PT
              Carlsbad Associates (1)
    10.16     Full Service Office Lease, dated January 19, 1995, between the Registrant and PT
              Carlsbad Associates (1)
    10.17     Full Service Office Lease, dated August 19, 1994, between the Registrant and PT Carlsbad
              Associates (1)
    10.18     CDE and TED Core Software License Agreement, dated May 20, 1996, between the
              Registrant and The Santa Cruz Operation, Inc (1)
    10.19     Common Desktop Environment Software License Agreement, dated April 19, 1996, between the Registrant and Hewlett-Packard Company, as amended (1)
    10.20     OEM Source License Agreement, dated January 24, 1996, between the Registrant and
              Spyglass, Inc (1)
    10.21     Independent Software License Agreement, dated May 18, 1995, between the Registrant and
              SPYRUS (1)
    10.22     OEM Source License Agreement, dated April 26, 1995, between the Registrant and Spyglass,
              Inc (1)
    10.23     Master Software License and Support Agreement, dated October 31, 1994, between the
              Registrant and Spyglass, Inc (1)
    10.24     Master Software License and Support Agreement, dated October 31, 1994, between the
              Registrant and Open Software Foundation, Inc (1)
    10.25     Sublease, dated June 7, 1995, between Scripps Memorial Hospitals and the Registrant (1)
    10.26     Imperial Bank Revolving Line of Credit, dated November 18, 1996 (4)
    10.27     Office Lease, dated April 17, 1997, between the Registrant and Marco Plaza Enterprises
    10.28     Underwriting Agreement between the Registrant and PaineWebber Incorporated and Piper
              Jaffray, Inc., as representatives of the underwriters, dated August 6, 1996 (2)
    10.29     Underwriting Agreement between the Registrant and PaineWebber Incorporated, Hambrecht
              and Quist and Piper Jaffray, Inc., as representatives of the underwriters, dated
              February 19, 1997
   *10.30     Description of Fiscal Year 1997 Executive Bonus Arrangement (3)
   *10.31     Form of Fiscal Year 1998 Performance Incentive Plan
    11.1      Statement regarding the calculation of net income (loss) per share
    21.1      Subsidiaries of Registrant (1)
    23.1      Consent of Ernst & Young LLP, independent auditors
    24.1      Power of Attorney. Reference is made to the signature page of this Report on Form 10-K
    27.1      Financial Data Schedule

----------

          *    Indicates management compensatory plan, contract or arrangement

               (1) Filed as an exhibit to the Registrant's Statement on Form SB-2 (No. 333-5052-LA) or amendments thereto and incorporated by reference.
               (2) Filed as an exhibit to the Registrant's Form 10-Q for the six months ended September 30, 1996 and incorporated by reference.
               (3) Filed as an exhibit to the Registrant's Statement on Form S-1 (No. 333-20579) or amendments thereto and incorporated by reference.
               (4) Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the nine months ended December 31, 1996 and incorporated by reference.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the city of San Diego, County of San Diego, State of California on the 27th day of June, 1997.

                              TRITEAL CORPORATION



                              By:        /s/ Jeffrey D. Witous
                                  ----------------------------------------
                                             JEFFREY D. WITOUS
                                     President, Chief Executive Officer,
                                   and Chairman of the Board of Directors


                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey D. Witous and Arthur S. Budman and each of them, jointly and severally, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and attorney to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or his substitute or substitutes, may lawfully do so or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                             TITLE                                         DATE
------------------------------         ----------------------------------------      -------------



/S/ JEFFREY D. WITOUS                  President, Chief Executive Officer,
------------------------------         and  Chairman of the Board of Directors
    Jeffrey D. Witous                  (principal executive officer)                 June 27, 1997





/S/ ARTHUR  S. BUDMAN                  Chief Financial Officer and Director
------------------------------         (principal financial and accounting
    Arthur S. Budman                   officer)                                      June 27, 1997




/S/ TERRY A. STRAETER                  Director                                      June 27, 1997
------------------------------
    Dr. Terry A. Straeter



/S/ GARY A. WETSEL                     Director                                      June 27, 1997
------------------------------
    Gary A. Wetsel

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
TriTeal Corporation

    We have audited the accompanying consolidated balance sheets of TriTeal Corporation as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriTeal Corporation at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

                                       /s/ ERNST & YOUNG LLP

San Diego, California
April 30, 1997

                               TRITEAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,
                                                            --------------------------------
                                                                 1997               1996
                                                            -------------      -------------
Current assets:
  Cash and cash equivalents ...........................     $  11,614,707      $     301,251
  Short-term investments ..............................        31,248,987                 --
  Accounts receivable, net of allowance for doubtful
     accounts of $300,000 at March 31, 1997 and $80,000
     at March 31, 1996 ................................         8,748,817          4,872,054
  Prepaid expenses and other current assets ...........         2,196,112            378,485
                                                            -------------      -------------
          Total current assets ........................        53,808,623          5,551,790
Property and equipment, net ...........................         1,561,609          1,024,040
Other assets, net .....................................           330,622             60,140
                                                            -------------      -------------
          Total assets ................................     $  55,700,854      $   6,635,970
                                                            =============      =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit ......................................     $          --      $     113,542
  Accounts payable ....................................         1,507,250            784,575
  Accrued liabilities .................................         5,064,570          3,181,761
  Deferred revenues ...................................         1,013,414            922,732
  Current portion of long-term debt ...................                --            121,388
                                                            -------------      -------------
          Total current liabilities ...................         7,585,234          5,123,998
Long-term debt ........................................                --            242,776
Stockholders' equity:
  Preferred Stock, $.001 par value
     Authorized shares -- 5,000,000
     Issued and outstanding shares -- no shares and
       1,527,247 shares at March 31,1997 and 1996, ....                --              1,527
       respectively
  Common Stock, $.001 par value
     Authorized shares -- 30,000,000
     Issued and outstanding shares --10,768,493 shares
       and 4,186,902 shares at March 31,1997 and 1996,
     respectively .....................................            10,768              4,187
  Additional paid-in capital ..........................        54,861,984          5,869,825
  Preferred stock subscriptions .......................                --            363,129
  Notes receivable from stockholders ..................           (96,667)          (167,250)
  Deferred compensation ...............................          (100,300)          (151,900)
  Retained earnings (deficit) .........................        (6,560,165)        (4,650,322)
                                                            -------------      -------------
          Total stockholders' equity ..................        48,115,620          1,269,196
                                                            -------------      -------------
          Total liabilities and stockholders' equity ..     $  55,700,854      $   6,635,970
                                                            =============      =============



                             See accompanying notes.

                               TRITEAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEARS ENDED MARCH 31,
                                                ------------------------------------------------
                                                    1997              1996              1995
                                                ------------      ------------      ------------
Revenues:
  License fees ............................     $ 13,704,577      $  6,750,281      $  2,575,294
  Maintenance and services ................        2,121,148         1,470,883         1,534,572
                                                ------------      ------------      ------------
          Total revenues ..................       15,825,725         8,221,164         4,109,866
Costs of revenues:
  Cost of license fees ....................        2,719,452         1,751,442           785,550
  Cost of maintenance and services ........          675,871           420,969           383,754
                                                ------------      ------------      ------------
          Total costs of revenues .........        3,395,323         2,172,411         1,169,304
                                                ------------      ------------      ------------
          Gross profit ....................       12,430,402         6,048,753         2,940,562
Operating expenses:
  Research and development ................        2,498,873         2,390,627           484,499
  Selling, general and administrative .....       12,742,656         8,569,275         2,290,064
                                                ------------      ------------      ------------
          Total operating expenses ........       15,241,529        10,959,902         2,774,563
                                                ------------      ------------      ------------
Operating income (loss) ...................       (2,811,127)       (4,911,149)          165,999
Interest income (expense), net ............          901,284           (25,943)           (2,317)
                                                ------------      ------------      ------------
Income (loss) before provision for
  (benefit from) income taxes .............       (1,909,843)       (4,937,092)          163,682
Provision for (benefit from)
  income taxes ............................               --           (95,500)           47,800
                                                ------------      ------------      ------------
Net income (loss) .........................     $ (1,909,843)     $ (4,841,592)     $    115,882
                                                ============      ============      ============
Net income (loss) per share ...............     $      (0.23)     $      (0.72)     $       0.02
                                                ============      ============      ============
Shares used in computing net income
   (loss) per share .......................        8,428,152         6,712,321         6,503,134
                                                ============      ============      ============



                             See accompanying notes.

                               TRITEAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 CONVERTIBLE PREFERRED
                                                         STOCK                            COMMON STOCK
                                             ------------------------------      -----------------------------
                                                SHARES            AMOUNT            SHARES            AMOUNT
                                             ------------      ------------      ------------     ------------
 Balance at March 31, 1994 .............               --      $         --         3,492,902     $      3,493
  Issuance of Series A
     convertible preferred
     stock, net ........................          727,247               727                --               --
  Net income ...........................               --                --                --               --
                                             ------------      ------------      ------------     ------------
 Balance at March 31, 1995 .............          727,247               727         3,492,902            3,493
  Issuance of Series B convertible
    preferred stock, net ...............          800,000               800                --               --
Preferred stock subscriptions ..........               --                --                --               --
  Issuance of common stock in
    exchange for notes
    receivable and service
    rendered..........................                 --                --           694,000              694

  Deferred compensation ................               --                --                --               --
  Amortization of deferred
    compensation........................               --                --                --               --
  Net loss .............................               --                --                --               --
                                             ------------      ------------      ------------     ------------
 Balance at March 31, 1996 .............        1,527,247             1,527         4,186,902            4,187
  Issuance of Series C convertible
    preferred stock, net ...............          566,164               566                --               --
  Conversion of preferred stock
    into common stock upon initial
    public offering, net ...............       (2,093,411)           (2,093)        2,093,411            2,093
 Issuance of common stock upon
    initial public offering, net........               --                --         2,875,000            2,875
 Issuance of common stock upon
   follow-on public offering, net.......               --                --         1,365,000            1,365
 Issuance of common stock upon
    exercise of options and
    warrants ...........................               --                --           211,552              212
 Issuance of common stock under
    Employee Stock Purchase Plan .......               --                --            36,628               36
  Repayments of notes receivable
    from stockholders ..................               --                --                --               --
  Amortization of
      deferred compensation ............               --                --                --               --
  Net loss .............................               --                --                --               --
                                             ------------      ------------      ------------     ------------
 Balance at March 31, 1997 .............               --      $         --        10,768,493     $     10,768
                                             ============      ============      ============     ============

                                                                           NOTES
                                           ADDITIONAL     PREFERRED      RECEIVABLE                      RETAINED
                                            PAID-IN        STOCK            FROM          DEFERRED       EARNINGS
                                            CAPITAL     SUBSCRIPTIONS   STOCKHOLDERS    COMPENSATION     (DEFICIT)        TOTAL
                                          ------------  -------------   -------------   -------------   ------------   ------------
 Balance at March 31, 1994 .............  $      6,507  $          --   $          --   $          --   $     75,388   $     85,388
  Issuance of Series A
     convertible preferred
     stock, net ........................     1,538,312             --              --              --             --      1,539,039
  Net income ...........................            --             --              --              --        115,882        115,882
                                          ------------  -------------   -------------   -------------   ------------   ------------
 Balance at March 31, 1995 .............     1,544,819             --              --              --        191,270      1,740,309
  Issuance of Series B convertible
    preferred stock, net................     3,964,200             --              --              --             --      3,965,000
Preferred stock subscriptions ..........            --        363,129              --              --             --        363,129
  Issuance of common stock in
    exchange for notes
    receivable and service
    rendered ...........................       172,806             --        (167,250)             --             --          6,250
  Deferred compensation ................       188,000             --              --        (188,000)            --             --
  Amortization of deferred
    compensation .......................            --             --              --          36,100             --         36,100
  Net loss .............................            --             --              --              --     (4,841,592)    (4,841,592)
                                          ------------  -------------   -------------   -------------   ------------   ------------
 Balance at March 31, 1996 .............     5,869,825        363,129        (167,250)       (151,900)    (4,650,322)     1,269,196
  Issuance of Series C convertible
    preferred stock, net ...............     3,928,727       (363,129)             --              --             --      3,566,164
  Conversion of preferred stock
    into common stock upon initial
    public offering, net ...............            --             --              --              --             --             --
 Issuance of common stock upon
    initial public offering, net .......    20,379,119             --              --              --             --     20,381,994
 Issuance of common stock upon
    follow-on public offering, net .....    24,317,477             --             --              --              --     24,318,842
 Issuance of common stock upon .........            --
    exercise of options and
    warrants ...........................       117,801             --              --              --             --        118,013
 Issuance of common stock under
    Employee Stock Purchase Plan .......       249,035             --              --              --             --        249,071
  Repayments of notes receivable
    from stockholders ..................            --             --          70,583              --             --         70,583
  Amortization of
      deferred compensation ............            --             --              --          51,600             --         51,600
  Net loss .............................            --             --              --              --     (1,909,843)    (1,909,843)
                                          ------------  -------------   -------------   -------------   ------------   ------------
 Balance at March 31, 1997 .............  $ 54,861,984  $          --      $(96,667))   $    (100,300)  $ (6,560,165)  $ 48,115,620
                                          ============  =============   =============   =============   ============   ============


                             See accompanying notes.

                               TRITEAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED MARCH 31,
                                                                ----------------------------------------------
                                                                    1997             1996             1995
                                                                ------------     ------------     ------------
Cash flows from operating activities:
Net income (loss) ..........................................    $ (1,909,843)    $ (4,841,592)    $    115,882
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization ..........................         625,885          332,445           60,863
    Provision for doubtful accounts ........................         220,000           20,000           60,000
    Amortization of deferred compensation ..................          51,600           36,100               --
    Issuance of common stock for services ..................              --            6,250               --
    Deferred income taxes ..................................              --          (95,500)          44,947
    Changes in operating assets and liabilities:
      Accounts receivable ..................................      (4,096,763)      (3,412,783)      (1,392,464)
      Prepaid expenses and other current assets ............      (1,817,627)        (342,408)         (36,077)
      Accounts payable .....................................         722,675          601,564          163,011
      Accrued liabilities ..................................       1,882,809        2,560,000          606,737
      Deferred revenue .....................................          90,682          549,377          353,955
                                                                ------------     ------------     ------------
Net cash used in operating activities ......................      (4,230,582)      (4,586,547)         (23,146)
Cash flows from investing activities:
  Purchases of short-term investments ......................     (80,415,565)              --               --
  Sales and maturities of short-term investments ...........      49,166,578               --               --
  Purchases of property and equipment ......................      (1,163,454)        (964,341)        (396,655)
  Other assets .............................................        (270,482)         (36,807)         (10,352)
                                                                ------------     ------------     ------------
Net cash used in investing activities ......................     (32,682,923)      (1,001,148)        (407,007)
Cash flows from financing activities:
  Net proceeds from (repayments of) line of
     credit ................................................        (113,542)         113,542               --
  Proceeds from long-term debt .............................              --          364,164          125,123
  Repayments of long-term debt .............................        (364,164)        (141,525)         (31,730)
  Proceeds from repayments of notes receivable
    from stockholders ......................................          70,583               --               --
  Proceeds from issuance of common stock, net ..............      45,067,920               --               --
  Proceeds from stock subscriptions, net ...................              --          363,129               --
  Proceeds from issuance of preferred stock, net ...........       3,566,164        3,965,000        1,539,039
                                                                ------------     ------------     ------------
Net cash provided by financing activities ..................      48,226,961        4,664,310        1,632,432
                                                                ------------     ------------     ------------
Increase (decrease) in cash and cash
  equivalents ..............................................      11,313,456         (923,385)       1,202,279
Cash and cash equivalents at beginning of
  year .....................................................         301,251        1,224,636           22,357
                                                                ============     ============     ============
Cash and cash equivalents at end of year ...................    $ 11,614,707     $    301,251     $  1,224,636
                                                                ============     ============     ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest .................................................    $     28,418     $     42,243     $      7,904
                                                                ============     ============     ============
  Income taxes .............................................    $         --     $         --     $      7,407
                                                                ============     ============     ============
Supplemental disclosure of noncash financing activities:
  Issuance of common stock in exchange for notes
  receivable ...............................................    $         --     $    167,250     $         --
                                                                ============     ============     ============

                             See accompanying notes.

                               TRITEAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

    TriTeal Corporation (the "Company"), develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications.

Reincorporation

    In August 1996, the Company reincorporated in the State of Delaware, providing for 30,000,000 authorized shares of Common Stock with a $.001 par value per share and for 5,000,000 authorized shares of Preferred Stock with a $.001 par value per share. Pursuant to the reincorporation, each share of Common Stock and each share of Preferred Stock of the predecessor California corporation was exchanged for one share of Common Stock and one share of Preferred Stock, respectively, of the Delaware corporation. The accompanying financial statements have been retroactively restated to give effect to the reincorporation.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in The Netherlands. To date, substantially all of the Company's international operations have been denominated in U.S. dollars. Foreign currency transaction gains and losses were insignificant for the years ended March 31, 1997, 1996 and 1995. All intercompany accounts and transactions have been eliminated in consolidation.

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (principally three to five years). Leasehold improvements are amortized over the lesser of the estimated economic life of the asset or the remaining term of the lease.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased. Short-term investments are recorded at amortized cost plus accrued interest which approximates market value. The Company generally invests its excess cash in certificates of deposit, commercial paper, corporate debt instruments and U.S. government securities. The Company has established guidelines relative to diversification and maturities that are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments.

    The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to value its investments. Under the statement, the Company classifies its short-term investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheet. As of March 31, 1997 and 1996, the fair market value of cash equivalents and short-term investments approximated cost.

                               TRITEAL CORPORATION

Concentration of Credit Risk

    Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have been minimal and such losses have been within management's expectations.

Revenue Recognition

    Revenue from sales of software licenses is recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Maintenance revenue is recognized ratably over the term of the maintenance agreement, which in most cases is one year. Revenue from software development contracts is recognized under the percentage-of-completion method.

Capitalized Software

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

Income Taxes

    The Company accounts for income taxes following the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Computation of Net Income (Loss) Per Share

    Net income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares and common equivalent shares issued during the 12 months prior to the Company's August 1996 initial public offering (the "IPO") have been included in the calculation as outstanding for all periods prior to the IPO (using the treasury stock method). The calculation also gives effect to the conversion of all convertible preferred shares (using the if-converted method), which automatically converted into common shares upon completion of the IPO.

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

Accounting Standard on Impairment of Long-Lived Assets

    Effective April 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The adoption had no effect on the consolidated financial statements.

                               TRITEAL CORPORATION

Accounting Standard on Earnings per Share

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which will be effective for the Company's fiscal 1998 financial statements. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements for calculating primary earnings per share exclude the dilutive effect of stock options and warrants. The adoption of this statement is not expected to have a material impact, since the Company is currently in a net loss position and the impact of stock options and warrants is not included in the net loss per share calculations as their effect is antidilutive.

Stock Options

    In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the Statement, the Company has elected to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the new provisions of SFAS No. 123 had no impact on the financial position or results of operations of the Company.


2. BALANCE SHEET COMPONENTS

Short-term Investments

The Company has classified all of its marketable securities as available-for-sale securities. The fair market value of these investments approximates cost. The following table summarizes available-for-sale securities at March 31, 1997:

     Certificates of deposit..................   $    6,000,693
     Commercial paper..........................      15,186,401
     Corporate debt securities.................       7,065,565
     U.S. government agency obligations........       2,996,328
                                                 --------------
                                                 $   31,248,987
                                                 ==============

At March 31, 1997, all short-term investments are due within one year of the date of purchase.

Property and Equipment

    Property and equipment consists of the following:

                                                       MARCH 31,
                                         ----------------------------------
                                                  1997               1996
                                         ---------------    ---------------
     Computer equipment..................$     1,948,477    $       988,356
     Furniture and fixtures..............        537,077            384,416
     Leasehold improvements..............        109,335             58,663
                                         ---------------    ---------------
                                               2,594,889          1,431,435
     Less accumulated depreciation
        and amortization................      (1,033,280)          (407,395)
                                         ---------------    ---------------
                                         $     1,561,609    $     1,024,040
                                         ===============    ===============

                               TRITEAL CORPORATION

Accrued Liabilities

    Accrued liabilities consist of the following:

                                                      MARCH 31,
                                         ---------------     -------------
                                              1997                1996
                                         ---------------     -------------
     Royalties payable.................. $     1,593,280     $   1,534,014
     Accrued compensation
        and related benefits............       1,452,661           877,222
     Allowance for sales returns .......       1,061,706           511,332
     Other accrued liabilities..........         956,923           259,193
                                         ---------------     -------------
                                         $     5,064,570     $   3,181,761
                                         ===============     =============

3. LINE OF CREDIT FACILITY AND LONG-TERM DEBT

    Effective March 31, 1995, the Company entered into a revolving bank credit facility (the "Facility"). Borrowings are secured by substantially all Company assets and are limited to the lesser of $1.1 million or 80% of eligible accounts receivable At March 31, 1996, $113,542 was outstanding under the Facility. A portion of the proceeds from the Company's IPO during fiscal 1997 was used to repay the amount due under the Facility.

    On August 4, 1996, the Facility expired. On November 18, 1996, the Company entered into a $3 million revolving bank credit facility (the "revolving Facility") which expires on October 30, 1997. Borrowings are secured by substantially all Company assets and bear interest at the bank's prime rate (8.50% at March 31, 1997). At March 31, 1997, no amounts were outstanding under the revolving Facility.

4. LONG-TERM DEBT

    During fiscal 1996, the Company refinanced and converted $364,164 due under the Facility into a three-year term loan. This note was repaid in full during fiscal 1997.

5. LEASE COMMITMENTS

    The Company leases its offices under operating lease agreements which expire at various dates through February 2002. In April 1997, the Company signed a 10-year lease agreement commencing in fiscal 1998 for approximately 51,000 square feet of office space intended for use as a new corporate headquarters in Carlsbad, California. Future annual minimum lease payments under noncancellable operating leases having initial terms in excess of one year, including the 10-year lease signed in April 1997, are as follows:

     YEARS ENDING MARCH 31,                           AMOUNT
     -------------------------------------------   ------------
     1998.......................................   $    741,021
     1999.......................................      1,278,388
     2000.......................................      1,144,109
     2001.......................................      1,125,528
     2002.......................................      1,207,174
     Thereafter.................................      7,074,720
                                                   ------------
                                                   $ 12,570,940
                                                   ============

    Rent expense for the years ended March 31, 1997, 1996 and 1995 was $620,596, $413,185 and $65,000, respectively.

                               TRITEAL CORPORATION

6. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

    The Company conducts its business within one industry segment. Total export sales for the years ended March 31, 1997, 1996 and 1995 were $509,540, $1,256,790 and $49,110, respectively.

    During fiscal 1997, 1996 and 1995, sales to government resellers and agencies of the U.S. Government approximated 81%, 34% and 12%, of revenues, respectively; related accounts receivable were $7,692,087 and $2,495,475 at March 31, 1997 and 1996, respectively. Sales to individual customers (primarily government resellers) exceeding 10% or more of revenues in each year ended March 31 were as follows: during 1997, two customers accounted for 37% and 36% of revenues, respectively; during 1996, two customers accounted for 18% and 12% of revenues, respectively; and during 1995, three customers accounted for 29%, 12% and 11% of revenues, respectively.

7. STOCKHOLDERS' EQUITY

Common Stock

    During fiscal 1997, the Company raised net proceeds of approximately $20,400,000 and $24,300,000 through the completion of its IPO and follow-on public offering, respectively.

Stock Option Plans

    From March 1, 1993 to May 31, 1995, the Company granted an aggregate of 669,000 non-qualified stock options to certain executive officers and key employees of the Company. The exercise price of such options was $0.25 per share, the fair value of the common stock on the date of grant as determined by the Board of Directors. Such options vest over a three-year period in accordance with the original vesting schedule of the options. In July 1995, the Company canceled such options and issued 669,000 shares of common stock to certain officers and key employees under restricted stock purchase agreements (the "Agreements"). Pursuant to the Agreements, the Company has the option to repurchase, at the original option issue price of $0.25 per share, the unvested shares in the event of termination of employment. At March 31, 1997 and 1996, 144,667 and 307,667 shares were subject to repurchase by the Company, respectively.

    During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"), under which 1,350,000 shares of the Company's Common Stock were reserved for issuance upon exercise of options granted by the Company. The Plan provides for the grant of both incentive and nonstatutory stock options to officers, directors, employees and consultants of the Company. Options granted by the Company generally vest over a three-to-four year period and are exercisable for a period of 10 years from the date of grant. Options generally are granted at the fair market value of the shares at the date of grant as determined by the Board of Directors.

    The Company recorded $188,000 of deferred compensation for options granted during the year ended March 31, 1996, representing the difference between the option exercise price and the deemed fair market value for financial statement presentation purposes. The Company is amortizing such compensation ratably over the vesting period of the options. During the years ended March 31, 1997 and 1996, the Company charged to operations $51,600 and $36,100, respectively, for amortization of such deferred compensation.

                               TRITEAL CORPORATION

    A summary of stock option transactions, including 899,350 non-qualified stock options granted outside of the Plan, is as follows:

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                      OPTION PRICE           PRICE
                                                 SHARES                 PER SHARE          PER SHARE
                                             -------------            --------------     -------------
  Outstanding at March 31, 1994............        555,000            $  0.001 -0.25       $  0.03
    Granted................................        787,900            $         0.25       $  0.25
                                                 ---------            --------------
  Outstanding at March 31, 1995............      1,342,900            $  0.001 -0.25       $  0.16
    Granted................................        731,550            $  0.25  -5.00       $  0.82
    Canceled...............................       (706,750)           $  0.001 -0.50       $  0.19
                                                 ---------            --------------
  Outstanding at March 31, 1996............      1,367,700            $  0.001 -5.00       $  0.72
    Granted................................        513,797            $  6.00 -22.50       $ 14.60
    Exercised..............................       (179,275)           $  0.001 -3.50       $  0.27
    Canceled...............................        (21,191)           $  0.25 -18.375      $  2.54
                                                 =========            ===============
  Outstanding at March 31, 1997............      1,681,031            $  0.001-22.50       $  4.98
                                                 =========            ===============

    A detail of the options outstanding at March 31, 1997 is as follows:

                                                WEIGHTED
                                                AVERAGE
                                                REMAINING         WEIGHTED
          RANGE OF             OPTIONS       CONTRACTUAL LIFE   AVERAGE PRICE     OPTIONS
       EXERCISE PRICES       OUTSTANDING        IN YEARS          PER SHARE      EXERCISABLE
     -----------------    ----------------  -----------------  --------------  --------------
     $ 0.001  -  5.00            1,174,274        7.57              $ 2.62         631,793
     $  5.01  - 10.00               87,475        9.14              $ 6.29              --
     $ 10.01  - 15.00              147,150        9.58              $ 13.00             --
     $ 15.01  - 20.00              261,632        9.75              $ 18.31             --
     $ 20.01  - 22.50               10,500        9.77              $ 21.11             --
                                 ---------        ----              -------        -------
                                 1,681,031        8.29              $ 12.20        631,793
                                 =========        ====              =======        =======

    At March 31, 1997, options to purchase 631,793 common shares, were exercisable and options to purchase 389,044 common shares were available for future grant.

    The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee and director stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Adjusted pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted in the year ended March 31, 1996 and the period prior to the Company's IPO, the fair value for options was estimated at the date of grant using the "minimum value" method for option pricing with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of 0%; and a weighted average expected life of the option of eight years. For options granted from August 6, 1996 to March 31, 1997, the fair value of the options were estimated at the date of grant using the "Black-Scholes" method

                               TRITEAL CORPORATION
for option pricing with the following weighted average assumptions: risk-free interest rate of 6%; dividend yield of 0%; expected volatility of 65%; and weighted-average expected life of the option of eight years.

    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of applying SFAS No. 123 for purposes of providing pro forma disclosures is not likely to be representative of the effects on reported net income (loss) for future years. The Company's pro forma information is as follows:

                                                       YEARS ENDED MARCH 31,
                                                -------------------------------
                                                     1997              1996
                                                -------------     -------------
        Net loss:
        As reported ........................    $  (1,909,843)    $  (4,841,592)
                                                =============     =============
        Pro forma ..........................    $  (2,779,233)    $  (4,904,296)
                                                =============     =============

        Net loss per share:
        As reported ........................    $       (0.23)    $       (0.72)
                                                =============     =============
        Pro forma ..........................    $       (0.33)    $       (0.73)
                                                =============     =============

Warrant

    In connection with the Line of Credit Facility (Notes 3 and 4), the Company issued a warrant for the purchase of 32,277 shares of common stock at $2.13 per share. This warrant was exercised during fiscal 1997.

Employee Stock Purchase Plan

    On June 11, 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 250,000 shares for issuance thereunder. The Purchase Plan became effective upon the completion of the Company's IPO. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee's compensation, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of the offering period, whichever is lower. During fiscal 1997, the Company issued 36,368 shares of common stock under the Purchase Plan.

Common Stock Reserved

    At March 31, 1997, a total of 2,283,707 shares of the Company's Common Stock have been reserved for the issuance pursuant to the exercise of options and the purchase of stock under the 1996 Employee Stock Purchase Plan.

                               TRITEAL CORPORATION

8.  INCOME TAXES

    The provision for (benefit from) income taxes consists of the following:

                                                              YEARS ENDED MARCH 31,
                                                   ---------------------------------------------
                                                       1997            1996             1995
                                                   ------------    ------------     ------------
CURRENT
  Federal .....................................    $         --    $         --     $         --
  State .......................................              --              --              800
                                                   ------------    ------------     ------------
  Total current ...............................              --              --              800
DEFERRED
  Federal .....................................              --         (85,900)          46,900
  State .......................................              --          (9,600)             100
                                                   ------------    ------------     ------------
  Total deferred ..............................              --         (95,500)          47,000
                                                   ============    ============     ============
Total provision for (benefit from) income taxes    $         --    $    (95,500)    $     47,800
                                                   ============    ============     ============

     The reconciliation of the Company's income tax provision (benefit) computed at the Federal statutory rate in effect for each of the three years presented below to the recorded provision for (benefit from) income taxes is as follows:

                                                                YEARS ENDED MARCH 31,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
Provision (benefit) at Federal statutory rate ....    $  (661,500)    $(1,694,600)    $    57,300
State income tax provision, net of federal benefit             --              --             600
Net operating loss not benefited .................        661,500       1,599,100              --
Permanent differences and other ..................             --              --         (10,100)
                                                      ===========     ===========     ===========
Provision (benefit) at effective rate ............    $        --     $   (95,500)    $    47,800
                                                      ===========     ===========     ===========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's net deferred tax liabilities are as follows:

                                                            MARCH 31,
                                                  -----------------------------
                                                     1997              1996
                                                  -----------       -----------
Deferred tax liabilities:
  Accrual to cash adjustments ..............      $        --       $  (187,400)
  Section 481 adjustment ...................         (376,400)               --
                                                  -----------       -----------
     Total deferred tax liabilities ........         (376,400)         (187,400)
Deferred tax assets:
  Capitalized research expense .............          201,700            76,400
  Accruals and reserves ....................          787,300                --
  Net operating loss carryforwards .........        2,549,300         1,835,400
  Research tax credit carryforwards ........          311,200            43,900
  Depreciation .............................           64,500            38,600
  Other ....................................           36,300
                                                  -----------       -----------
     Total deferred tax assets .............        3,950,300         1,994,300
 Depreciation ..............................       (3,573,900)        1,806,900
                                                  -----------       -----------
     Net deferred tax assets ...............          376,400           187,400
                                                  -----------       -----------
                                                  $        --       $        --
                                                  ===========       ===========

                               TRITEAL CORPORATION

    A valuation allowance of $3,573,900 has been recognized to offset the entire amount of deferred tax assets as realization of such assets is uncertain. Approximately $ 701,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to additional paid-in capital.

    As of March 31, 1997, the Company has approximately $6,656,000 and $3,662,000 of Federal and state net operating loss carryforwards, respectively. The difference between the Federal and state tax loss carryforwards is primarily attributable to the capitalization of research expenses for California purposes and the 50% limitation on the California tax loss carryforwards. These Federal and state carryforwards will begin expiring in 2010 and 2000, respectively, unless previously utilized. The Company also has Federal and state research tax credit carryforwards of approximately $228,800 and $126,800, respectively, which will begin expiring in 2009, unless previously utilized.

    Federal and California tax laws limit the utilization of net operating loss and tax credit carryforwards that arise prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. However, the Company believes that such limitations will not have a material impact on the utilization of the carryforwards.

9. EMPLOYEE RETIREMENT PLAN

    The Company has established a 401(k) defined contribution retirement plan (the "Plan") covering all employees. The Plan provides for voluntary employee contributions from 1% to 15% of annual compensation (as defined). The Company may contribute such amounts as determined by the Board of Directors. There were no employer contributions to the Plan during the years ended March 31, 1997, 1996 and 1995.