Form 10-Q
period 1997-06-30
TRITEAL CORP
filed 1997-08-13
CIK 1000925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                -----------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES [X]   NO [ ]


As of August 8, 1997 there were 10,900,180 shares of $.001 par value common stock outstanding.

                               TRITEAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets............................  3
                  Consolidated Statements of Operations..................  4
                  Consolidated Statements of Cash Flows..................  5
                  Notes to Consolidated Financial Statements.............  6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.......  7


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K....................... 13
SIGNATURES............................................................... 13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               TRITEAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         June 30,               March 31,
                                                                           1997                   1997
                                                                        -----------             -----------
                                                                        (Unaudited)               (Note)
Current assets:
     Cash and cash equivalents .............................            $ 9,140,842             $11,614,707
     Short-term investments ................................             29,165,793              31,248,987
     Accounts receivable, net ..............................             11,989,502               8,748,817
     Prepaid expenses and other current assets .............              1,955,356               2,196,112
                                                                         ----------             -----------
         Total current assets...............................             52,251,493              53,808,623
Property and equipment, net ................................              1,801,719               1,561,609
Other assets, net ..........................................              2,647,276                 330,622
                                                                        ===========             ===========
          Total assets ..................................               $56,700,488             $55,700,854
                                                                        ===========             ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable .....................................            $ 1,081,992             $ 1,507,250
      Accrued liabilities ..................................              5,502,206               5,064,570
      Deferred revenues ....................................              1,685,825               1,013,414
                                                                        -----------             -----------
          Total current liabilities ........................              8,270,023               7,585,234
Stockholders' equity:
      Preferred Stock, $.001 par value
        Authorized shares -- 5,000,000
        Issued and outstanding-- no shares                                       --                      --
      Common Stock, $.001 par value
        Authorized shares -- 30,000,000
        Issued and outstanding -- 10,890,710 shares and
          10,768,493 shares at June 30, 1997 and
          March 31, 1997, respectively......................                 10,890                  10,769
      Additional paid-in capital ...........................             54,940,678              54,861,983
      Notes receivable from stockholders ...................                (96,667)                (96,667)
      Deferred compensation ................................                (87,400)               (100,300)
      Accumulated deficit ..................................             (6,337,036)             (6,560,165)
                                                                        -----------             -----------
         Total stockholders' equity.........................             48,430,465              48,115,620
                                                                        -----------             -----------
         Total liabilities and stockholders' equity.........            $56,700,488             $55,700,854
                                                                        ===========             ===========


Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                               TRITEAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                ----------------------------------
                                                                                   1997                    1996
                                                                                ----------              ----------
   Revenues:
     License fees .................................................            $ 4,818,062             $2,336,892

     Maintenance and services .....................................                651,826                463,666
                                                                               -----------             ----------
          Total revenues ..........................................              5,469,888              2,800,558
   Cost of revenues:
     Cost of license fees .........................................                735,251                520,238
     Cost of maintenance and services .............................                316,257                107,464
                                                                               -----------             ----------
          Total cost of revenues ..................................              1,051,508                627,702
                                                                               -----------             ----------
          Gross profit ............................................              4,418,380              2,172,856
   Operating expenses:
     Research and development .....................................              1,204,180                483,290
     Selling, general and administrative...........................              3,520,732              2,673,706
                                                                               -----------             ----------
          Total operating expenses ................................              4,724,912              3,156,996
                                                                               -----------             ----------
   Operating loss .................................................               (306,532)              (984,140)
   Interest income (expense), net .................................                541,938                 (9,850)
                                                                               -----------             ----------
   Income (loss) before provision for income taxes ...............                 235,406               (993,990)


   Provision for income taxes .....................................                 12,277                     --
                                                                               -----------             ----------

  Net income (loss) ..............................................             $   223,129             $ (993,990)

                                                                               ===========             ==========


   Net income (loss) per share ....................................            $      0.02             $     (0.15)
                                                                               ===========             ===========

   Shares used in computing net income (loss) per share ...........             11,851,840              6,712,321
                                                                               ===========             ===========


                             See accompanying notes.

                               TRITEAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                          June 30,
                                                                            ----------------------------------
                                                                               1997                     1996
                                                                            -----------             ----------
  Cash flows from operating activities:
  Net income (loss) .............................................           $   223,129             $ (993,990)

  Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
        Depreciation and amortization ...........................               237,915                128,109
        Amortization of deferred compensation ...................                12,900                 12,900
        Changes in operating assets and liabilities:
            Accounts receivable..................................            (3,240,685)               934,600
            Prepaid expenses and other current assets............               240,756               (105,932)
            Accounts payable ....................................              (425,258)              (498,685)
            Accrued liabilities  ................................               437,636                742,591
            Deferred revenues ...................................               672,411                 65,671
                                                                            -----------             ----------
  Net cash used in operating activities .........................            (1,841,196)               285,264
  Cash flows from investing activities:
        Short-term investments ..................................             2,083,194                     --
        Purchase of property and equipment ......................              (478,025)               (99,552)
        Other assets.............................................            (2,316,654)              (215,694)
                                                                            -----------             ----------
  Net cash provided by (used in) investing activities............              (711,485)              (315,246)
  Cash flows from financing activities:
        Proceeds from long-term debt ...........................                     --                 35,778
        Repayments of long-term debt ............................                    --                (30,347)
        Proceeds from issuance of common stock...................                78,816                    668
        Proceeds from issuance of preferred stock, net ..........                    --              3,566,164
                                                                            -----------             ----------
  Net cash provided by financing activities .....................                78,816              3,572,263
                                                                            -----------             ----------
  Increase (decrease) in cash and cash equivalents ..............            (2,473,865)             3,542,281
  Cash and cash equivalents at beginning of period ..............            11,614,707                301,251
                                                                            -----------             ----------
  Cash and cash equivalents at end of period.....................           $ 9,140,842             $3,843,532
                                                                            ===========             ==========


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

    The Consolidated Financial Statements of the Company included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1997 (the "Form 10-K") contain additional information about the Company, its operations and its financial statements and accounting practices, and should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and, therefore, certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The interim financial information herein are not necessarily indicative of results for any future interim periods or for the full fiscal year ending March 31, 1998.

NOTE 2 - COMPUTATION OF NET INCOME (LOSS) PER SHARE

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company will adopt for all periods ending after December 15, 1997. Pursuant to SFAS No. 128, the Company will replace the reporting of primary earnings per share ("EPS") with basic EPS, which excludes the dilutive effect of stock options and warrants. Fully diluted EPS will be replaced by diluted EPS, which includes the dilutive effect of stock options, similar to the calculation of fully diluted EPS under Accounting Principles Board Opinion No. 15. The Company will be required to change the method currently used and to restate all prior periods. The effect of the adoption of SFAS No. 128 was not material for the three months ended June 30, 1997 and 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Business-Risk Factors" in the Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Form 10-K.

OVERVIEW

    TriTeal develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company was founded in January 1993, commenced operations in April 1993 and released its first product in May 1993. In August 1995, the Company introduced its current flagship product, TED. The Company's current products are based, in part, on certain technologies licensed from Hewlett-Packard, Spyglass, SPYRUS and other technology vendors. The Company's revenues historically have been derived from two principal sources: (i) license fees for the use of the Company's software products, and (ii) maintenance agreements and software development contract revenues. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the TED family of products and related services. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future. TriTeal recently introduced its Java-based SoftNC technology, a thin-client, platform-independent solution designed to allow simultaneous access to Java and legacy applications. The Company has not introduced for commercial sale any products based on its SoftNC technology, and the Company currently expects that the TED family of products and related services will account for substantially all of its revenues for the foreseeable future. Revenues from software licenses are generally recognized upon shipment. Revenues from maintenance agreements are recognized over the contract terms, which generally is one year. Software development contract revenues are recognized using the percentage-of-completion method.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

    The Company's total revenues increased to $5.5 million for the three months ended June 30, 1997 from $2.8 million for the three months ended June 30, 1996. License fees increased to $4.8 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996. During the three months ended June 30, 1997 and 1996, license fees aggregated 88% and 83% of total revenues, respectively. The increase in license fees was due primarily to increased market acceptance of the Company's existing products and technologies, introduction of enhanced and new products and technologies and expansion of the Company's direct sales force. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $652,000 for the three months ended June 30, 1997 from $464,000 for the three months ended June 30, 1996. The increase in maintenance and services revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future; however, it may enter into such contracts in special situations where such software development may be necessary or where the technology may allow the Company to introduce new products, penetrate new markets or establish strategic relationships.

Cost of Revenues

    The Company's total cost of revenues increased to $1.1 million for the three months ended June 30, 1997 from $628,000 for the three months ended June 30, 1996. As a percentage of total revenues, gross margin increased to 81% for the three months ended June 30, 1997 from 78% for the three months ended June 30, 1996. The increase in gross margin was a result of the shift in revenue mix to software license revenues, which typically have higher gross margins, a shift in software license revenue mix to higher margin software licenses, as well as lower average third-party royalty rates. There can be no assurance that gross margins will remain at this level in the future. The cost of license fees, which consists primarily of third-party royalties for licensed technology, related maintenance charges, and media and documentation, increased to $735,000 for the three months ended June 30, 1997 from $520,000 for the three months ended June 30, 1996. The increase in the cost of license fees was due principally to a higher volume of sales of licenses. The cost of maintenance and services, which consists primarily of labor and related overhead, increased to $316,000 for the three months ended June 30, 1997 from $107,000 for the three months ended June 30, 1996. The increase in the cost of maintenance and services was due primarily to an increase in the number of customer support and development personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities.

Research and Development

    Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. In accordance with Statement of Financial Accounting Standards No. 86, internal development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. To date, the Company's internal software development has been completed concurrent with the establishment of technological feasibility and, accordingly, no such costs have been capitalized. Research and development expenses increased to $1.2 million for the three months ended June 30, 1997 from $483,000 for the three months ended June 30, 1996. The increase in research and development expenses was attributable primarily to the development of the Company's research and development organization and reflects the increased costs associated with both additional headcount as well as expanded research and development efforts. Research and development expenses represented 22% and 17% of total revenues for the three months ended June 30, 1997 and 1996, respectively. The Company believes that a significant level of investment for product development is required and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to increase in absolute dollars.

Selling, General and Administrative

    Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional expenses and occupancy costs. Selling, general and administrative expenses increased to $3.5 million for the three months ended June 30, 1997 from $2.7 million for the three months ended June 30, 1996. The increase in selling, general and administrative expenses was due primarily to increased administrative personnel and occupancy costs, the hiring of additional sales and marketing personnel, increased travel associated with additional headcount, increased sales volumes and additional promotional activities. The Company believes that selling, general and administrative expenses will increase in absolute dollars as the Company expands its sales and administrative staff and adds infrastructure.

Interest Income (Expense), Net

    Interest income (expense), net, represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part during the three months ended June 30, 1996 by interest expense on the Company's borrowings. Net interest income was $542,000 for the three months ended June 30, 1997 compared to net interest expense of $10,000 for the three months ended June 30, 1996. This increase was attributable to earnings on the proceeds from the Company's initial and follow-on public offerings during fiscal 1997, which together generated approximately $44.7 million in net cash proceeds.

FACTORS AFFECTING OPERATING RESULTS

    The Company has experienced significant fluctuations in its revenues and operating results from quarter to quarter and anticipates that it will continue to experience such quarterly fluctuations. The Company's revenues and operating results have generally been higher in the fourth fiscal quarter than in any preceding quarter of each fiscal year, due largely, the Company believes, to the positive effect of the Company's incentive sales compensation plans. In addition, as a result of the Company's incentive sales compensation plans, first fiscal quarter revenues in any year are typically lower than revenues in the immediately preceding fourth fiscal quarter. In fiscal 1998, however, revenues for the first quarter exceeded revenues in the fourth quarter of fiscal 1997, and there can be no assurance that historical patterns of operating results will be repeated in the future. In addition, the Company's sales are made predominantly in the third month of each fiscal quarter and tend to be concentrated in the latter half of that third month.

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

    The Company's sales generally comprise a small number of orders with a large dollar amount per order. The loss or delay in receipt of individual orders, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes or lower revenues per order. The Company's software products generally are shipped as orders are received, and revenues are recognized upon shipment of the products and related software licenses, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to nine months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses substantially in excess of anticipated amounts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected. In addition, the achievement of anticipated revenues is substantially dependent on the ability of the Company to attract, on a timely basis, and retain skilled personnel, especially sales and support personnel. As a result of the foregoing factors, among others, revenues for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's common stock in the public market. Due to all of the foregoing factors, among others, it is likely that, from time to time in the future, the Company's results of operations would be below the expectations of public market analysts and investors.

    Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. Government, the Company's largest receivables tend to have lengthy collection cycles. To date, the impact of such lengthy collection cycles has not been material to the Company's results of operations or working capital requirements; however, there can be no assurance that future delays in payment will not adversely affect the Company's results of operations or ability to meet its anticipated liquidity needs.

    The Company's business is subject to a number of other significant risks including, but not limited to, its limited operating history and history of operating losses (including an accumulated deficit of $6.3 million at June 30, 1997); the relatively small number of customers that have historically accounted for a significant percentage of the Company's revenues, particularly departments and agencies of the U.S. Government; the concentration of the Company's customers among enterprises supporting UNIX operating systems; its dependence on the growth of the desktop and client/server market and continuation of heterogeneous operating environments; intense competition in the Company's markets (including competitors and potential competitors with significantly greater resources than the Company); the Company's dependence on certain strategic relationships, third-party technology licenses and indirect channel partners; the risks associated with rapidly changing technology and evolving standards; the concentration of the Company's product line on the TED family of products and services; successful expansion and management of the Company's employee base; the risks associated with international operations and expansion of the customer base in foreign markets; the Company's dependence on proprietary technology and other risks common to emerging growth, high technology software companies as well as other factors discussed herein.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of the Company's initial and follow-on public offerings of Common Stock and private sales of Preferred Stock, sales of its software products and services, as well as borrowings under its bank credit facility.

    At June 30, 1997, the Company had $38.3 million in cash, cash equivalents and short-term investments, representing 68% of total assets.

    Net cash used in operating activities for the three months ended June 30, 1997 reflects primarily an increase in accounts receivable, which was partially offset by net income as well as an increase in accrued liabilities and deferred revenue. The Company generally does not offer payment terms beyond 60 days; however, the Company's sales to government resellers and agencies of the U.S. government typically have longer payment cycles. Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. Government, the Company's largest receivables tend to have lengthy collection cycles. To date, the impact of such lengthy collection cycles has not been material to the Company's results of operations or working capital requirements; however, there can be no assurance that future delays in payment will not adversely affect the Company's results of operations or ability to meet its anticipated liquidity needs.

    Investing activities used net cash of $711,000 for the three months ended June 30, 1997, and consisted primarily of the purchase of technologies from third parties and, to a lesser extent, the purchase of property and equipment. Capital expenditures have generally consisted of computer workstations, networking equipment, office furniture and equipment and leasehold improvements. The Company had no material firm commitments for capital expenditures at June 30, 1997, but expects to purchase additional computer equipment, furniture and fixtures and to enhance its management information systems throughout fiscal 1998 and 1999. The Company estimates that such expenditures will approximate $5 million through fiscal 1999.

    In April 1997, the Company signed a 10-year lease agreement, scheduled to commence in April 1998, for approximately 51,000 square feet of office space intended for use as the new corporate headquarters in Carlsbad, California. As of June 30, 1997, the Company's principal commitments, including the 10-year lease signed in April 1997, consisted of obligations under operating leases aggregating approximately $12.5 million through 2008.

     The Company's operations to date have required substantial amounts of capital. The Company expects to spend substantial funds to support the growth of its products, to add enhancements and additional applications to its products and to expand internationally. The Company's capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the commercial acceptance of its products, the resources the Company devotes to advanced technologies and the demand for its products. The Company believes that its current cash, cash equivalents and short-term investments, along with its available credit facility, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months. The estimate of the period for which the Company expects its available cash balances and credit facilities to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties set forth herein and under the caption "Business - Risk Factors" in the Form 10-K.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS:

                  11.1     Statement Regarding Calculation of Net Income (Loss)
                           Per Share

                  27.1     Financial Data Schedule

         B)        Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRITEAL CORPORATION

Date: August 12, 1997               /s/ Jeffrey D. Witous
                                    --------------------------------------------
                                    Jeffrey D. Witous
                                    Chief Executive Officer and
                                    Chairman of the Board


Date: August 12, 1997               /s/ Arthur S. Budman
                                    --------------------------------------------
                                    Arthur S. Budman
                                    Chief Financial Officer and Director
                                    (Principal financial and accounting officer)