Form 10-Q
period 1997-09-30
TRITEAL CORP
filed 1997-11-14
CIK 1000925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



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



                           2011 PALOMAR AIRPORT ROAD
                            CARLSBAD, CA 92009-1431
                    (Address of principal executive offices)
                                 (760) 827-5000
                (Registrant s phone number, including area code)
                ------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:  YES [X]   NO [ ]


As of November 12, 1997 there were 11,152,970 shares of $.001 par value common stock outstanding.

                              TRITEAL CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . .   3
                 Consolidated Statements of Operations  . . . . . . . . . .   4
                 Consolidated Statements of Cash Flows  . . . . . . . . . .   5
                 Notes to Consolidated Financial Statements . . . . . . . .   6

 Item 2.         Management's Discussion and Analysis
                 of  Financial Condition and Results of Operations  . . . .   8


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  17
Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . .  17
Item 4.          Submission of Matters to a Vote of Security Holders  . . .  18
Item 6.          Exhibits and Reports on 8-K  . . . . . . . . . . . . . . .  19
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART I   FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                              TRITEAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            SEPTEMBER 30,       MARCH 31,
                                                                                1997               1997
                                                                            ------------      ------------
                                                                             (Unaudited)          (Note)
 Current assets:
   Cash and cash equivalents ..........................................     $  5,958,640      $ 11,614,707
   Short-term investments .............................................       27,751,551        31,248,987
   Accounts receivable, net ...........................................        8,244,947         8,748,817
   Prepaid expenses and other current assets ..........................        2,159,522         2,196,112
                                                                            ------------      ------------
      Total current assets ............................................       44,114,660        53,808,623
 Property and equipment, net ..........................................        1,828,183         1,561,609
 Other assets, net ....................................................        2,458,987           330,622
                                                                            ------------      ------------
       Total assets ...................................................     $ 48,401,830      $ 55,700,854
                                                                            ============      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable .................................................     $    840,764      $  1,507,250
     Accrued liabilities ..............................................        5,743,323         5,064,570
     Deferred revenues ................................................        1,245,213         1,013,414
                                                                            ------------      ------------
       Total current liabilities ......................................        7,829,300         7,585,234
 Stockholders' equity:
     Preferred Stock, $.001 par value
     Authorized shares -- 5,000,000
     Issued and outstanding - no shares ...............................               --                --

     Common Stock, $.001 par value
     Authorized shares -- 30,000,000
     Issued and outstanding -- 11,033,058 shares and
       10,768,493 shares at September 30, 1997 and
       March 31, 1997, respectively ...................................           11,033            10,769
     Additional paid-in capital .......................................       55,285,441        54,861,983
     Notes receivable from stockholders ...............................          (77,333)          (96,667)
     Deferred compensation ............................................          (74,500)         (100,300)
     Accumulated deficit ..............................................      (14,572,111)       (6,560,165)
                                                                            ------------      ------------
      Total stockholders' equity ......................................       40,572,530        48,115,620
                                                                            ------------      ------------
      Total liabilities and stockholders' equity ......................     $ 48,401,830      $ 55,700,854
                                                                            ============      ============



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

                              TRITEAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                         ------------------------------      ------------------------------
                                             1997               1996             1997              1996
                                         ------------      ------------      ------------      ------------
 Revenues:
 License fees ......................     $    229,680      $  3,066,468      $  5,047,742      $  5,403,360
 Maintenance and services ..........          514,357           539,229         1,166,183         1,002,895
                                         ------------      ------------      ------------      ------------
    Total revenues .................          744,037         3,605,697         6,213,925         6,406,255
Cost of revenues:
 Cost of license fees ..............          142,881           519,825           878,132         1,040,063
 Cost of maintenance and services ..          290,232           158,927           606,489           266,391
                                         ------------      ------------      ------------      ------------
    Total cost of revenues .........          433,113           678,752         1,484,621         1,306,454
                                         ------------      ------------      ------------      ------------
    Gross profit ...................          310,924         2,926,945         4,729,304         5,099,801
Operating expenses:
 Research and development ..........        1,367,205           552,045         2,571,385         1,035,335
 Selling, general and
   administrative ..................        3,806,491         2,792,826         7,327,223         5,466,532
 Special charges ...................        3,865,550                --         3,865,550                --
                                         ------------      ------------      ------------      ------------
    Total operating expenses .......        9,039,246         3,344,871        13,764,158         6,501,867
                                         ------------      ------------      ------------      ------------
Operating loss .....................       (8,728,322)         (417,926)       (9,034,854)       (1,402,066)
Interest income, net ...............          493,247           164,567         1,035,185           154,717
                                         ------------      ------------      ------------      ------------

 Loss before income taxes ..........       (8,235,075)         (253,359)       (7,999,669)       (1,247,349)

 Income tax expense ................               --                --            12,277                --
                                         ------------      ------------      ------------      ------------
Net loss ...........................     $ (8,235,075)     $   (253,359)     $ (8,011,946)     $ (1,247,349)
                                         ============      ============      ============      ============
Net loss per share .................     $      (0.75)     $      (0.03)     $      (0.74)     $      (0.17)
                                         ============      ============      ============      ============


Shares used in computing
   net loss per share ..............       10,952,012         7,987,335        10,895,782         7,354,098
                                         ============      ============      ============      ============

                              TRITEAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      ------------------------------
                                                                          1997               1996
                                                                      ------------      ------------
Cash flows from operating activities:
Net loss ........................................................     $ (8,011,946)     $ (1,247,349)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ...............................          506,151           234,952
    Provision for doubtful accounts .............................        2,800,000                --
    Amortization of deferred compensation .......................           25,800            25,800
 Changes in operating assets and liabilities:
      Accounts recereceivable ...................................       (2,296,130)        2,606,879

      Prepaid expenses and other current assets .................           36,590          (482,578)
      Accounts payable ..........................................         (666,486)         (474,472)
      Accrued liabilities .......................................          678,753           761,370
      Deferred revenues .........................................          231,799           (34,122)
                                                                      ------------      ------------
Net cash provided by (used in)  operating activities ............       (6,695,469)        1,390,480
Cash flows from investing activities:
    Short-term investments ......................................        3,497,436        (9,531,226)
    Purchase of property and equipment ..........................         (772,725)         (333,012)
    Other assets ................................................       (2,128,365)          (73,922)
                                                                      ------------      ------------
Net cash provided by (used in) investing activities .............          596,346        (9,938,160)
Cash flows from financing activities:
    Repayments on line of credit ................................               --          (113,542)
    Repayments of long-term debt ................................               --          (334,373)
    Proceeds from repayments on shareholder notes ...............           19,334                --
    Proceeds from issuance of common stock ......................          423,722        20,400,931
Proceeds from issuance of preferred stock, net ..................               --         3,566,164
                                                                      ------------      ------------
Net cash provided by financing activities .......................          443,056        23,519,180
                                                                      ------------      ------------
Increase (decrease) in cash and cash equivalents ................       (5,656,067)       14,971,500
Cash and cash equivalents at beginning of period ................       11,614,707           301,251
                                                                      ------------      ------------
Cash and cash equivalents at end of period ......................     $  5,958,640      $ 15,272,751
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

NOTE 3 - USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

NOTE 4 - INTANGIBLES AND OTHER ASSETS

  During the first quarter of fiscal 1998, the Company acquired certain third-party technologies associated with the development of its SoftNC technology and related products for $2.25 million. These costs were capitalized and are being amortized to research and development expense over a three-year useful life.

   In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the estimated future undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. To date, the Company has incurred no such losses.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company will adopt for all periods ending after December 15, 1997.
Pursuant to SFAS No. 128, the Company will replace the reporting of primary earnings per share ("EPS") with basic EPS, which excludes the dilutive effect of stock options and warrants. Fully diluted EPS will be replaced by diluted EPS, which includes the dilutive effect of stock options, similar to the calculation of fully diluted EPS under Accounting Principles Board Opinion No.
15. The Company will be required to change the method currently used and to restate all prior periods. The effect of the adoption of SFAS No. 128 was not material for the three months ended September 30, 1997 and 1996.


NOTE 6 - SPECIAL CHARGES

  During the quarter ended September 30, 1997, the Company recorded special charges of $3.9 million associated primarily with a charge related to potentially uncollectible receivables from a U.S. government reseller and employee termination expenses related to the Company's sales and marketing functions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, among other things, the effect of the Company's plans to reduce operating expenses. Words such as "believes," "expects," "intends" and similar expressions are intended to identify forward- looking statements, but are not the exclusive means of identifying such statements. The Company's actual results may differ materially from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those risks and uncertainties discussed below, as well as other risks set forth under the caption "Business-Risk Factors" in the Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Form 10-K.

OVERVIEW

  TriTeal develops, markets and supports open systems-based, mission-critical desktop system software and integrated applications that enable multi-platform deployment of client/server applications throughout an enterprise. The Company was founded in January 1993, commenced operations in April 1993 and released its first product in May 1993. In August 1995, the Company introduced its current flagship product, TED. The Company's current products are based, in part, on certain technologies licensed from Hewlett-Packard, The Open Group (formerly the Open Software Foundation), SPYRUS and other technology vendors. The Company's revenues historically have been derived from two principal sources: (i) license fees for the use of the Company's software products, and
(ii) maintenance agreements and software development contract revenues. To date, substantially all of the Company's revenues have been attributable to sales of licenses of the TED family of products and related services. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future. The Company has not introduced for commercial sale any products based on its Java-based SoftNC technology, introduced during fiscal 1997, and the Company currently expects that the TED family of products and related services will account for substantially all of its revenues for the foreseeable future. Revenues from software licenses are generally recognized upon shipment. Revenues from maintenance agreements are recognized over the contract terms, which generally is one year. Software development contract revenues are recognized using the percentage-of-completion method.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

  The Company's total revenues decreased to $744,000 for the three months ended September 30, 1997 from $3.6 million for the three months ended September 30, 1996. License fees decreased to $230,000 for the three months ended September 30, 1997 from $3.1 million for the three months ended September 30, 1996. During the three months ended September 30, 1997 and 1996, license fees aggregated 31% and 85% of total revenues, respectively. The Company's sales generally comprise a small number of orders with a large dollar amount per order. The decrease in license fees was due primarily to the Company's failure to close any of the large transactions it was pursuing at the end of the second quarter of fiscal 1998. The Company believes that there is significant customer uncertainty and confusion in the enterprise computing market concerning selection of systems and applicable standards, particularly with respect to the migration from UNIX client workstations to Windows NT platforms and the early-stage development of Java and Java-based computing environments. This uncertainty has contributed, and may continue to contribute, to some customer hesitation or reluctance to purchase the Company's products, as well as to an extension of the Company's product sales cycle. Maintenance and services revenues, which also include revenues derived from software development contracts, decreased to $514,000 for the three months ended September 30, 1997 from $539,000 for the three months ended September 30, 1996. The decrease in maintenance and services revenues was due primarily to a decrease in revenues from software development contracts, offset in part by an increase in maintenance revenues associated with a larger installed base of customers. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future; however, it may enter into such contracts in special situations where such software development may be necessary or where the technology may allow the Company to introduce new products, penetrate new markets or establish strategic relationships.

Cost of Revenues

  The Company's total cost of revenues decreased to $433,000 for the three months ended September 30, 1997 from $679,000 for the three months ended September 30, 1996. As a percentage of total revenues, gross margin decreased to 42% for the three months ended September 30, 1997 from 81% for the three months ended September 30, 1996. The decrease in gross margin was a result of the decrease in the volume of sales of licenses, which typically have higher gross margins. Furthermore, the Company's gross margin for the three months ended September 30, 1997 was substantially lower than historical levels due primarily to the fixed component of third-party royalty costs and related maintenance. The cost of license fees, which consists primarily of third-party royalties for licensed technology, related maintenance charges, and media and documentation, decreased to $143,000 for the three months ended September 30, 1997 from $520,000 for the three months ended September 30, 1996. The decrease in the cost of license fees was due principally to a lower volume of sales of licenses. The cost of maintenance and services, which consists primarily of labor and related overhead, increased to $290,000 for the three months ended September 30, 1997 from $159,000 for the three months ended September 30, 1996. The increase in the cost of maintenance and services was due primarily to an increase in the number of professional services and technical support personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities.

Research and Development

  Research and development expenses include costs associated with the development of new products, enhancements of existing products and quality assurance activities. These expenses consist primarily of personnel costs, overhead costs relating to occupancy, equipment depreciation and supplies. In accordance with Statement of Financial Accounting Standards No. 86, internal development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. To date, the Company's internal software development has been completed concurrent with the establishment of technological feasibility and, accordingly, no such costs have been capitalized. During the first quarter of fiscal 1998, the Company acquired certain third-party technologies associated with the development of its SoftNC technology and related products for $2.25 million. These costs were capitalized and are being amortized to research and development expense over a three-year useful life. Total amortization expense associated with these technologies for the three months ended September 30, 1997 was approximately $188,000.

  Research and development expenses increased to $1.4 million for the three months ended September 30, 1997 from $552,000 for the three months ended September 30, 1996. The increase in research and development expenses was attributable primarily to the development of the Company's research and development organization and reflects the increased costs associated with both additional headcount and expanded research and development efforts, as well as amortization of acquired third-party technologies. Research and development expenses represented 184% and 15% of total revenues for the three months ended September 30, 1997 and 1996, respectively, reflecting both increased expenditures and decreased revenues in the second quarter of fiscal 1998. The Company believes that a significant level of investment for product development is required and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to represent a significant percentage of total revenues.

Selling, General and Administrative

  Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional expenses and occupancy costs. Selling, general and administrative expenses increased to $3.8 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. The increase in selling, general and administrative expenses was due primarily to increased administrative personnel and occupancy costs, the hiring of additional sales and marketing personnel, increased travel associated with additional headcount and additional promotional activities.

Special Charges

  The Company recorded special charges of $3.9 million, associated primarily with a charge related to potentially uncollectible receivables from a U.S. government reseller and employee termination expenses related to the Company's sales and marketing functions.

Operating Losses

The Company reported a net loss of $8.2 million, or $.75 per share, for the quarter ended September 30, 1997 as a result of a significant shortfall in anticipated revenue due to the Company's inability to close any of the large transactions it was pursuing at the end of the second quarter of fiscal 1998. Included in the net loss for the quarter were special charges of $3.9 million associated primarily with a charge related to potentially uncollectible receivables from a U.S. government reseller and employee termination expenses related to the Company's sales and marketing functions. The Company expects to incur a loss in the third quarter of fiscal 1998, and there can be no assurance that the Company will be able to achieve or sustain profitability in future quarters. The Company believes that there is significant customer uncertainty and confusion in the enterprise computing market concerning selection of systems and applicable standards, particularly with respect to the migration from UNIX client workstations to Windows NT platforms and the early-stage development of Java and Java-based computing environments. This uncertainty has contributed, and may continue to contribute, to some customer hesitation or reluctance to purchase the Company's products, as well as to an extension of the Company's product sales cycle. The Company is currently developing plans intended to reduce operating costs in an effort to bring expenses in line with revenue expectations; however, if revenues cannot be increased and operating expense reduced in the third quarter of fiscal 1998 and subsequent quarters, the Company may be required to further reorganize and realign its operations, including additional reductions in personnel and other measures designed to reduce ongoing operating expenses. Any such reorganization or realignment may cause the Company to incur additional charges, which could have a material adverse effect on the Company's business, results of operations and financial condition.


Interest Income, Net

  Interest income (expense), net, represents interest earned on the Company's cash, cash equivalents and short-term investments, offset in part during the three months ended September 30, 1996 by interest expense on the Company's borrowings. Net interest income was $493,000 for the three months ended September 30, 1997 compared to net interest income of $165,000 for the three months ended September 30, 1996. This increase was attributable to earnings on the proceeds from the Company's initial and follow-on public offerings during fiscal 1997, which together generated approximately $44.7 million in net cash proceeds.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues

  The Company's total revenues decreased to $6.2 million for the six months ended September 30, 1997 from $6.4 million for the six months ended September 30, 1996. License fees decreased to $5.0 million for the six months ended September 30, 1997 from $5.4 million for the six months ended September 30, 1996. During the six months ended September 30, 1997 and 1996, license fees aggregated 81% and 84% of total revenues, respectively. The Company's sales generally comprise a small number of orders with a large dollar amount per order. The decrease in license fees was due primarily to the Company's failure to close any of the large transactions it was pursuing at the end of the second quarter of fiscal 1998. The Company believes that there is significant customer uncertainty and confusion in the enterprise computing market concerning selection of systems and applicable standards, particularly with respect to the migration from UNIX client workstations to Windows NT platforms and the early-stage development of Java and Java-based computing environments. This uncertainty has contributed, and may continue to contribute, to some customer hesitation or reluctance to purchase the Company's products, as well as to an extension of the Company's product sales cycle. Maintenance and services revenues, which also include revenues derived from software development contracts, increased to $1.2 million for the six months ended September 30, 1997 from $1.0 million for the six months ended September 30, 1996. The increase in maintenance and services revenues was due primarily to additional maintenance agreements associated with a larger installed base of customers, offset in part by a decrease in revenue from software development contracts. The Company does not anticipate receiving a significant amount of revenues from software development contracts in the future; however, it may enter into such contracts in special situations where such software development may be necessary or where the technology may allow the Company to introduce new products, penetrate new markets or establish strategic relationships.

Cost of Revenues

  The Company's total cost of revenues increased to $1.5 million for the six months ended September 30, 1997 from $1.3 million for the six months ended September 30, 1996 associated primarily with an increase in the number of professional services and technical support personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities. As a percentage of total revenues, gross margin decreased to 76% for the six months ended September 30, 1997 from 80% for the six months ended September 30, 1996. The decrease in gross margin was a result of the decrease in the volume of sales of licenses, which typically have higher gross margins. The cost of license fees decreased to $878,000 for the six months ended September 30, 1997 from $1.0 million for the six months ended September 30, 1996. The decrease in the cost of license fees was due principally to a lower volume of sales of licenses in the second quarter of fiscal 1998. The cost of maintenance and services, which consists primarily of labor and related overhead, increased to $606,000 for the six months ended September 30, 1997 from $266,000 for the six months ended September 30, 1996. The increase in the cost of maintenance and services was due primarily to an increase in the number of professional services and technical support personnel and related overhead costs necessary to support a larger installed customer base, product upgrades and development activities.

Research and Development

  Research and development expenses increased to $2.6 million for the six months ended September 30, 1997 from $1.0 for the six months ended September 30, 1996. The increase in research and development expenses was attributable primarily to the development of the Company's research and development organization and reflects the increased costs associated with both additional headcount and expanded research and development efforts, as well as amortization on acquired third-party technologies totaling $250,000. Research and development expenses represented 41% and 16% of total revenues for the six months ended September 30, 1997 and 1996, respectively. The Company believes that a significant level of investment for product development is required and, accordingly, the Company anticipates that, for the foreseeable future, these expenses will continue to represent a significant percentage of total revenues.

Selling, General and Administrative

  Selling, general and administrative expenses consist primarily of salaries, commissions and bonuses, promotional expenses and occupancy costs. Selling, general and administrative expenses increased to $7.3 million for the six months ended September 30, 1997 from $5.5 million for the six months ended September 30, 1996. The increase in selling, general and administrative expenses was due primarily to increased administrative personnel and occupancy costs, the hiring of additional sales and marketing personnel, increased travel associated with additional headcount and additional promotional activities.

Operating Losses

  The Company reported a net loss of $8.0 million, or $.75 per share, for the six months ended September 30, 1997 as a result of a significant shortfall in anticipated revenue due to the Company's inability to close any of the large transactions it was pursuing at the end of the second quarter of fiscal 1998. Included in the net loss for the quarter were special charges of $3.9 million associated primarily with a charge related to potentially uncollectible receivables from a U.S. government reseller and employee termination expenses related to the sales and marketing functions. The Company expects to incur a loss in the third quarter of fiscal 1998, and there can be no assurance that the Company will be able to achieve or sustain profitability in future quarters. The Company believes that there is significant customer uncertainty and confusion in the enterprise computing market concerning selection of systems and applicable standards, particularly with respect to the migration from UNIX client workstations to Windows NT platforms, and the early-stage development of Java and Java-based computing environments. This uncertainty has contributed, and may continue to contribute, to some customer hesitation or reluctance to purchase the Company's products, as well as to an extension of the Company's product sales cycle. The Company is currently developing plans intended to reduce operating costs in an effort to bring expenses in line with revenue expectations; however, if revenues cannot be increased and operating expenses reduced in the third quarter of fiscal 1998 and subsequent quarters, the Company may be required to further reorganize and realign its operations, including additional reductions in personnel and other measures designed to reduce ongoing operating expenses. Any such reorganization or realignment may cause the Company to incur additional charges, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Interest Income, Net

  Net interest income increased to $1.0 million for the six months ended September 30, 1997 from $155,000 for the six months ended September 30, 1996. This increase was attributable to earnings on the proceeds from the Company's initial and follow-on public offerings during fiscal 1997, which together generated approximately $44.7 million in net cash proceeds.

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

  Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Factors that may contribute to such quarterly fluctuations include rapid and continued changes in the enterprise computing market, such as the migration from UNIX client workstations to Windows NT platforms; uncertainty over evolving standards within the enterprise computing market; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions by the Company; the Company's competitors or other providers of hardware, software and components for the Company's market; the timing of introduction of products or product enhancements by the Company; competition and pricing in the software industry; market acceptance of new products; customer order deferrals in anticipation of new products; seasonal factors, such as the fiscal year ends of the government and other customers; the number of new orders and product shipments; the size and timing of individual orders; product quality problems; changes in customer budgets or procurement procedures; changes in operating expenses; changes in Company or customer strategy; personnel changes; changes in foreign currency exchange rates; changes in mix of products sold; and changes in general economic conditions.

  The Company's sales generally comprise a small number of orders with a large dollar amount per order. The loss or delay in receipt of individual orders, therefore, could have a more significant impact on the revenues and quarterly results of the Company than on those of companies with higher sales volumes or lower revenues per order. The Company's software products generally are shipped as orders are received, and revenues are recognized upon shipment of the products and related software licenses to commercial customers, agencies of the U.S. government and U.S. government resellers, provided no significant vendor obligations exist and collection of the related receivable is deemed probable. As a result, software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is difficult to predict because of the length of the Company's sales cycle, which is typically three to nine months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses substantially in excess of anticipated amounts. To the extent such expenses precede, or are not subsequently followed by, increased revenues, the Company's operating results would be materially and adversely affected.

  For example, during the second quarter of fiscal 1998, the Company experienced a substantial revenue shortfall due primarily to the Company's failure to close any of the large transactions it was pursuing at the end of the second quarter of fiscal 1998. This significant revenue shortfall, along with certain charges, caused the Company to incur a substantial loss for the quarter and there can be no assurance that additional revenue shortfalls due to delays, cancellations or failures to close orders will not occur in the future.

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

  Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. government, the Company's largest receivables tend to have lengthy collection cycles. To date, the impact of such lengthy collection cycles has not been material to the Company's working capital requirements; however, during the second quarter of fiscal 1998, the Company recorded a $2.8 million charge related to potentially uncollectible receivables from a U.S. government reseller. There can be no assurance that future delays in payment from government or commercial customers will not adversely affect the Company's results of operations or ability to meet its anticipated liquidity needs.

  The Company's business is subject to a number of other significant risks including, but not limited to, its limited operating history and history of operating losses (including an accumulated deficit of $14.6 million at September 30, 1997); the relatively small number of customers that have historically accounted for a significant percentage of the Company's revenues, particularly departments and agencies of the U.S. government; the concentration of the Company's customers among enterprises supporting UNIX operating systems; confusion in the enterprise computing market concerning selection of systems and applicable standards, particularly with respect to the migration from UNIX client workstations to Windows NT platforms and the early-stage development of Java and Java-based computing environments; the Company's dependence on the growth of the desktop and client/server market and continuation of heterogeneous operating environments; intense competition in the Company's markets (including competitors and potential competitors with significantly greater resources than the Company); the Company's dependence on certain strategic relationships, third-party technology licenses and indirect channel partners; the risks associated with rapidly changing technology and evolving standards;

the concentration of the Company's product line on the TED family of products and services; successful retention and management of the Company's employee base; the Company's dependence on proprietary technology and other risks common to emerging growth, high technology software companies as well as other factors discussed herein.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of the Company's initial and follow-on public offerings of Common Stock and private sales of Preferred Stock, sales of its software products and services, as well as borrowings under its bank credit facility.

  At September 30, 1997, the Company had $33.7 million in cash, cash equivalents and short-term investments, representing 70% of total assets.

  Net cash used in operating activities for the six months ended September 30, 1997 reflects primarily the net loss for the period and an increase in accounts receivable, which was offset by an increase in the provision for doubtful accounts. The Company generally does not offer payment terms beyond 60 days; however, the Company's sales to government resellers and agencies of the U.S. government typically have longer payment cycles. Because the Company derives a substantial portion of its revenues from government resellers and agencies of the U.S. government, the Company's largest receivables tend to have lengthy collection cycles. To date, the impact of such lengthy collection cycles has not been material to the Company's working capital requirements; however, during the second quarter of fiscal 1998, the Company recorded a $2.8 million charge related to potentially uncollectible receivables from a U.S. government reseller. There can be no assurance that future delays in payment from government or commercial customers will not adversely affect the Company's results of operations or ability to meet its anticipated liquidity needs.

  Investing activities provided net cash of $596,000 for the six months ended September 30, 1997, and consisted primarily of maturities on short-term investments, offset in part by the purchase of property and equipment. Capital expenditures have generally consisted of computer workstations, networking equipment, office furniture and equipment and leasehold improvements. The Company had no material firm commitments for capital expenditures at September 30, 1997, but expects to purchase additional computer equipment, furniture and fixtures and to enhance its management information systems throughout fiscal 1998 and 1999.

  In April 1997, the Company signed a 10-year lease agreement, scheduled to commence in July 1998, for approximately 51,000 square feet of office space intended for use as the new corporate headquarters in Carlsbad, California. As of September 30, 1997, the Company's principal commitments, including the 10-year lease signed in April 1997, consisted of obligations under operating leases aggregating approximately $12.5 million through 2008.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 7, 1997, a complaint was filed with the United States District Court for the Southern District of California against the Company and certain of its officers. The complaint was brought on behalf of a purported class of investors in the Company's Common Stock. The complaint alleges, among other things, that the defendants misrepresented or failed to disclose to investors material facts concerning the Company and its business, operations, revenues and prospects and that certain of the defendants improperly sold shares of Common Stock of the Company at prices that were artificially inflated as a result of these alleged non-disclosures or misrepresentations. The complaint alleges violations of the federal securities laws. No specific amount of damages is alleged. The Company believes that the allegations of the complaint are without merit and intends to defend against these allegations vigorously. No assurance as to the outcome of this matter can be given; however, an unfavorable resolution of this matter could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  CHANGES IN SECURITIES

A) REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM

         On August 6, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-5052-LA) covering an aggregate of 2,875,000 shares of Common Stock at a price to the public of $8.00 per share, or an aggregate price of $23,000,000. The managing underwriters of the offering were PaineWebber Incorporated and Piper Jaffray Inc. All of the shares registered were sold prior to termination of the offering. Net proceeds, after deducting underwriting commissions and discounts of $1,610,000 and other offering costs of $1,008,006, were $20,381,994, including net proceeds from shares sold on the exercise of the underwriters' over-allotment option. Use of net proceeds from August 6, 1996 through September 30, 1997, was as follows:

Purchase and installation of machinery and equipment                 $ 1,603,167
Repayment of indebtedness                                            $   334,373
Working capital                                                      $12,316,531

         The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus. None of the proceeds used were paid to persons or entities that were, at the time, affiliates, directors, or officers of the Company, associates of officers or directors, or persons owning 10% or more of any class of equity security of the Company


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on August 27, 1997 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected one director to the Company's Board of Directors and approved the proposals as more fully described below.

         At the Annual Meeting, 9,095,605 shares out of a total of 10,890,710 shares of Common Stock outstanding at the record date were represented in person or by proxy.


The proposals considered at the Annual Meeting were voted on as follows:

1.       Election of Director
         Proposal to elect one director to hold office until the 2000 Annual Meeting of Stockholders or his earlier resignation or removal.

         Nominee                           Votes For            Votes Withheld
         -------                           ---------           --------------
         Arthur S. Budman                  9,085,845                9,760

2.       Approval of 1995 Stock Option Plan, as amended
         Proposal to approve the Company's 1995 Stock Option Plan, as amended, to, among other things, (a) increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1 million shares, (b) extend eligibility under the plan to non- employee directors of the Company and provide for automatic grant of options to non-employee directors, and (c) extend the term of such plan to July 2007. Proposal was approved by a vote of 5,661,523 shares in favor; 1,038,429 shares against; 15,407 shares abstaining; and 2,380,246 shares unvoted.

3.       Approval of 1996 Employee Stock Purchase Plan, as amended
         Proposal to approve the Company's 1996 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 50,000 shares. Proposal was approved by a vote of 6,984,011 shares in favor; 550,426 shares against; 15,347 shares abstaining; and 1,545,821 shares unvoted.

4.       Appointment of Independent Auditors
         Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending March 31, 1998. Proposal was approved by a vote of 9,076,908 shares in favor, 14,400 shares against, and 4,297 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS:

             *10.32       1995 Stock Option Plan, as amended

             *10.33 Form of Incentive Stock Option Agreement Under the 1995 Stock Option Plan, as amended

             *10.34 Form of Nonstatutory Stock Option Agreement Under the 1995 Stock Option Plan, as amended

             *10.35 Form of Non-insider Director Nonstatutory Stock Option Agreement Under the 1995 Stock Option Plan, as amended

             *10.36       1996 Employee Stock Purchase Plan, as amended

             *10.37 Incentive Stock Option Agreement for David Chen, granted pursuant to 1995 Stock Option Plan, as amended

             *10.38 Nonstatutory Stock Option Agreement for David Chen, granted pursuant to the 1995 Stock Option Plan, as amended

             *10.39       Non-Plan Nonstatutory Stock Option Agreement for David
                          Chen

             *10.40 Agreement Between TriTeal Corporation and Armando Viteri Regarding Continued Employment, dated March 31, 1997

             *10.41 Agreement Between TriTeal Corporation and Rand Schulman Regarding Continued Employment, dated August 7, 1997

             *10.42 Severance Agreement and General Release of Claims Between TriTeal Corporation and Robert D. Ruhe, dated September 7, 1997

             11.1         Statement Regarding Calculation of Net Income (Loss)
                          Per Share

             27.1         Financial Data Schedule


             *Indicates management compensatory plan, contract or arrangement


B) REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRITEAL CORPORATION

Date:    November 12, 1997         /s/ Jeffrey D. Witous
     ------------------------      --------------------------------------------
                                   Jeffrey D. Witous
                                   Chief Executive Officer and
                                   Chairman of the Board

Date:    November 12, 1997         /s/ Arthur S. Budman
     ------------------------      --------------------------------------------
                                   Arthur S. Budman
                                   Chief Financial Officer and Director
                                   (Principal financial and accounting officer)